Form 10-K
period 2005-12-31
Morgan Stanley Capital I Trust 2005 HQ5
filed 2006-03-31
CIK 1320846

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-104283-26

        Morgan Stanley Capital I Inc.
       (as Depositor under the Pooling and Servicing Agreement, dated as of March 1, 2005, providing for the issuance of Commercial Mortgage Pass-Through Certificates, Series 2005-HQ5)


     (Exact name of registrant as specified in its charter)

   Delaware                                          13-3291626
   (State or other jurisdiction of                   (I.R.S Employer
   incorporation or organization)                    Identification No.)


   1585 Broadway, 2nd Floor
   New York, NY                               10036
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (212) 761-4000

  Morgan Stanley Capital I Inc.
  Commercial Mortgage Pass-Through Certificates
  Series 2005-HQ5

  (Title of each class of securities covered by this form)


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Yes  X       No  ___


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference


        None.


                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists known to the registrant.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 56.


  Item 6.  Selected Financial Data.

            Not applicable.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Wachovia Bank, National Association, as Master Servicer for the 111 Eight Avenue loan <F1>
      b) LNR Partners, Inc. (formerly known as Lennar Partners, Inc.), as Special Servicer for the 111 Eight Avenue loan <F1>
      c) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>
      d) GMAC Commercial Mortgage Corporation, as Master Servicer for the Houston Center loan <F1>
      e) GMAC Commercial Mortgage Corporation, as Special Servicer for the Houston Center loan <F1>
      f) Midland Loan Services, Inc., as Master Servicer <F1>
      g) Wells Fargo Bank, N.A., as Master Servicer for the Wells REF Portfolio loan <F1>
      h) GMAC Commercial Mortgage Corporation, as Special Servicer for the Wells REF Portfolio loan <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Wachovia Bank, National Association, as Master Servicer for the 111 Eight Avenue loan <F1>
      b) LNR Partners, Inc. (formerly known as Lennar Partners, Inc.), as Special Servicer for the 111 Eight Avenue loan <F1>
      c) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>
      d) GMAC Commercial Mortgage Corporation, as Master Servicer for the Houston Center loan <F1>
      e) GMAC Commercial Mortgage Corporation, as Special Servicer for the Houston Center loan <F1>
      f) Midland Loan Services, Inc., as Master Servicer <F1>
      g) Wells Fargo Bank, N.A., as Master Servicer for the Wells REF Portfolio loan <F1>
      h) GMAC Commercial Mortgage Corporation, as Special Servicer for the Wells REF Portfolio loan <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) Wachovia Bank, National Association, as Master Servicer for the 111 Eight Avenue loan <F1>
      b) LNR Partners, Inc. (formerly known as Lennar Partners, Inc.), as Special Servicer for the 111 Eight Avenue loan <F1>
      c) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>
      d) GMAC Commercial Mortgage Corporation, as Master Servicer for the Houston Center loan <F1>
      e) GMAC Commercial Mortgage Corporation, as Special Servicer for the Houston Center loan <F1>
      f) Midland Loan Services, Inc., as Master Servicer <F1>
      g) Wells Fargo Bank, N.A., as Master Servicer for the Wells REF Portfolio loan <F1>
      h) GMAC Commercial Mortgage Corporation, as Special Servicer for the Wells REF Portfolio loan <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) The exhibits required to be filed by registrant pursuant to Item 601 of Regulation S-K are listed above.

   (c) None.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Morgan Stanley Capital I Inc.
    (Registrant)


  Signed: Morgan Stanley Capital I Inc. as Depositor

  By: /s/ Gail McDonnell

     Gail McDonnell
     President

  Dated: March 30, 2006


  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  Re: Morgan Stanley Capital I 2005-HQ5, issued pursuant to the Pooling and Servicing Agreement, dated March 1, 2005 (the "Pooling and Servicing Agreement"), among Morgan Stanley Capital I, Inc., as depositor (the "Depositor"), Midland Loan Services, Inc., as master servicer (the "Master Servicer"), GMAC Commerical Mortgage Corporation, as special servicer (the "Special Servicer") and Wells Fargo Bank, National Association, as trustee (the "Trustee").


  I, Gail McDonnell, certify that:

  1. I have reviewed this annual report on Form 10-K (the "Annual Report"), and all reports on Form 8-K containing distribution or servicing reports (collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this Annual Report, of Morgan Stanley Capital I Inc. Commercial Mortgage Pass-Through Certificates, Series 2005-HQ5 Trust;

  2. Based on my knowledge, the information in these Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the servicer under the Pooling and Servicing or similar, agreement, for inclusion in these Reports is included in these Reports;

  4. Based on my knowledge and upon the annual compliance statement included in the Report and required to be delivered to the trustee in accordance with the terms of the Pooling and Servicing, or similar, agreement, and except as disclosed in the Reports, the servicer has fulfilled its obligations under the servicing agreement; and

  5. The Reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Pooling and Servicing, or similar, agreement, that is included in these Reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Midland Loan Services, Inc. as Master Servicer, GMAC Commercial Mortgage Corporation as Special Servicer and Wells Fargo Bank,
     N.A. as Trustee and other servicers of mortgage loans included in the trust.



     Date:  March 30, 2006

     /s/ Gail McDonnell
     Signature

     President
     Title


  EX-99.1 (a)
(logo) KPMG

KPMG LLP
Suite 2300
Three Wachovia Center
401 South Tryon Street
Charlotte, NC 28202-1911


Independent Accountants' Report


The Board of Directors
Wachovia Bank, National Association:

We have examined management's assertion, included in the accompanying management assertion, that the Commercial Real Estate Servicing Division of Wachovia Bank, National Association (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2005. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ KPMG LLP

February 15, 2006


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (b)
(logo) ERNST & YOUNG

* Ernst & Young LLP
  Suite 3900
  200 South Biscayne Boulevard
  Miami, Florida 33131-5313

* Phone: (305) 358-4111
  www.ey.com


Report of Independent Certified Public Accountants

To LNR Partners, Inc.

We have examined management's assertion, included herein, that LNR Partners, Inc. (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2005. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, management's assertion that the Company complied with the aforementioned requirements during the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ Ernst & Young LLP

March 3, 2006


A Member Practice of Ernst & Young Global


(page)


Mortgage Bankers Association of America

Uniform Single Attestation Program for Mortgage Bankers

Minimum Servicing Standards Applicable to
LNR Partners, Inc. as Special Servicer for

GCCFC 2004-GG1

                                                                                            Not
Minimum Servicing Standards                                               Applicable        Applicable

I. Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all                                 X
   custodial bank accounts and related bank clearing accounts.

2. Funds of the servicing entity shall be advanced in cases where                               X
   there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally
   insured depository institution in trust for the applicable                                   X
   investor.

4. Escrow funds held in trust for a mortgagor shall be returned to
   the mortgagor within thirty (30) calendar days of payoff of the                              X
   mortgage loan.


II. Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank
   accounts and related bank clearing accounts within two                                       X
   business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's
   loan documents shall be posted to the applicable mortgagor                                   X
   records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest,
   insurance, taxes or other escrow items in accordance with the              X
   mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be
   allocated in accordance with the mortgagor's loan documents.               X


1


(page)


                                                                                            Not
Minimum Servicing Standards                                               Applicable        Applicable


III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor
   or investor shall be made only by authorized personnel.                                      X

2. Disbursements made on behalf of mortgagor or investor shall be
   posted within two business days to the mortgagor's or investor's                             X
   records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax
   bills and insurance premium notices, respectively, provided that                             X
   such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from
   the servicing entity's funds and not charged to the mortgagor,                               X
   unless the late payment was due to the mortgagor's error or omision.

5. Amounts remitted to investors per the servicer's investor reports
   shall agree with canceled checks, or other form of payment, or                               X
   custodial bank statements.

6. Unused checks shall be safeguarded so as to prevent
   unauthorized access.                                                                         X


IV. Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with or reconcile to investos' records on a monthly basis as to the total
   unpaid principal balance and number of loans serviced by the               X
   servicing entity.


V. Mortgagor Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or
   reconcile to, the records of mortgagors with respect to the unpaid                           X
   principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the
   related mortgage note and any ARM rider.                                                     X

3. Escrow accounts shall be analyzed, in accordance with the
   mortgagor's loan documents, on at least an annual basis.                                     X


2


(page)


                                                                                            Not
Minimum Servicing Standards                                               Applicable        Applicable

V. Mortgagor Loan Accounting (continued)

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws. (A
   compilation of state laws relating to the payment of interest on                             X
   escrow accounts may be obtained through the MBA's FAX ON
   DEMAND service. For more information, contact MBA.)


VI. Delinquencies

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in
   monitoring delinquent loans including, for example, phone calls,           X
   letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or
   unemployment).


VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the
   amount of coverage represented to investors in management's                X
   assertion.


3





  EX-99.1 (c)
(logo) PRICEWATERHOUSECOOPERS


PricewaterhouseCoopers LLP
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (646) 471 8910


Report of Independent Auditors


To the Board of Directors of
GMAC Commercial Mortgage Corporation:

We have examined the accompanying assertion, dated March 15, 2006 (see Exhibit
I), by management of GMAC Commercial Mortgage Corporation (the "Company"), about the Company's compliance with its established minimum special servicing policy ("Special Servicing Policy"), which management derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"), as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with the Special Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Special Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its Special Servicing Policy.

In our opinion, management's assertion that the Company complied with the aforementioned Special Servicing Policy as of and for the year ended December 31, 2005 is fairly stated, in all material respects.



/s/ PricewaterhouseCoopers LLP

March 15, 2006



(page)



EXHIBIT I



March 15, 2006

Assertion of Management of GMAC Commercial Mortgage Corporation

As of and for the year ended December 31, 2005, GMAC Commercial Mortgage Corporation (the "Servicer"), has complied, in all material respects, with the minimum servicing standards set forth in its Special Servicing Policy (attached in Exhibit III), which was derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As special servicer for the transactions included in Exhibit II, the Company only performs certain functions with respect to loan servicing.

As of December 31, 2005, the company was covered by various General Motors Corporation insurance policies providing for $350 million of fidelity bond insurance and $100 million of errors and omissions insurance.



/s/ Robert D. Feller
Robert D. Feller
Chief Executive Officer
March 15, 2006
Date



/s/ Eric R. Lindner
Eric R. Lindner
Executive Vice President, Real Estate Services Group
March 15, 2006
Date

(PAGE)


EXHIBIT I



/s/ Wayne D. Hoch
Wayne D. Hoch
Executive Vice President and
Chief Financial Officer
March 15, 2006
Date

(PAGE)


Exhibit II

GMAC COMMERCIAL MORTGAGE CORPORATION

TRANSACTIONS ASSOCIATED WITH SPECIAL SERVICING
RESPONSIBILITIES


   Deal                                            Description
ACMF 1997-C1                      Amresco Commercial Mortgage Funding I Corp, Series 1997-C1
Aetna 1995-05                     Aetna 1995 Commercial Mortgage Trust, 1995-C5
AFLF 1998-A                       Atherton Franchise 1998-A
ARTESIA 1998-C1                   Artesia Mortgage CMBS, Series 1998-C1
ASC 1996-MD VI                    Asset Securitization Corp., Series 1996-MD6
BACM 2000-1                       Bank Of America Commercial Mortgage, Series 2000-1
BASS 2002-X1                      Bank Of America Structured Securities, Series 2002-X1
BS 1998-C1                        Bear Stearns Commercial Mortgage Securities Inc., Series 1998-C1
BS 1999-C1                        Bear Sterns Commercial Mortgage Securities Inc., Series 1999-C1
BS 1999-WF2                       Bear Stearns Commercial Mortgage Securities Inc., Series 1999-WF2
BS 2000-WF1                       Bear Stearns Commercial Mortgage Securities Inc., Series 2000-WF1
BS 2000-WF2                       Bear Stearns Commercial Mortgage Securities Inc., Series 2000-WF2
BS 2001-TOP2                      Bear Stearns Commercial Mortgage Securities Inc., Series 2001-Top2
BS 2001-TOP4                      Bear Stearns Commercial Mortgage Securities Inc., Series 2001-Top4
BS 2002-TOP6                      Bear Stearns Commercial Mortgage Securities Inc., Series 2002-Top6
                                  Bear Sterns Commercial Mortgage Securities Inc., Series 2003-
BS 2003-PWR2                      PWR2
                                  Bear Stearns Commercial Mortgage Securities Inc., Series 2004-
BS 2004-BBA3                      BBA3
                                  Bear Sterns Commercial Mortgage Securities Inc., Series 2005-
BS 2005-PWR9                      PWR9
BTR 1999-S1                       BTR-2 Trust, Series 1999-S1
CALW-2003                         Calwest Industrial Trust II, Series 2003-CALW
CARC 2002-1                       WP Carey Commercial Mortgage Trust, Series 2002-1
CBM 1996-1                        CBM Funding Corp., Series 1996-1
CCA One, Series 2                 Commercial Capital Access One (DYNEX), Series 2
CCA One, Series 3                 Commercial Capital Access One (DYNEX), Series 3
CCIC 2002-CCL1                    Column Canada Issuer Corp., Series 2002-CCL1
CCMSI 2004-FL1                    Citigroup Commercial Mortgage Securities Inc., Series 2004-FL1
CCMSI 2005-EMG                    Citigroup Commercial Mortgage Securities Inc., Series 2005-EMG
CDC 2002-FX1                      CDC Commercial Mortgage Trust, Series 2002-FX1
Chase 1997-1                      Chase Commercial Mortgage Securities Corp, Series 1997-1
Chase 1998-2                      Chase Commercial Mortgage Securities Corp., Series 1998-2
Chase 2000-2                      Chase Commercial Mortage Securities Corp., Series 2000-2
CLASI_SFC                         CLAS I/Steamboat Finance Corp.
CMAC 1996-2                       Commercial Mortage Acceptance Corp., Series 1996-2
College and University            U.S. Dept. of Education College and University Facility Loan Trust
Facility Loan Trust One           One
College and University            U.S. Dept. of Education College and University Facility Loan Trust
Facility Loan Trust Two           Two
COMM 2001-J2                      Deutsche Mortgage & Asset Receiving Corp., Series COMM 2001-J2
COMM 2003-FL9                     COMM Commercial Mortgage, Series COMM 2003-FL9
COMM 2005-C6                      COMM Commercial Mortgage, Series COMM 2005-C6
Crest G-Star 2001-1               Crest G-Star 2001-1 CDO

(PAGE)


Exhibit II

Crystal 1996-1                    Crystal Run Property 1996-1
CSFB 1997-PS1                     Credit Suisse First Boston Mortgage Securities Corp., 1997-PS1
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 1998-
CSFB 1998-PS2                     PS2
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 1999-
CSFB 1999-PS3                     PS3
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 2000-
CSFB 2000-PS4                     PS4
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 2001-
CSFB 2001-CF2                     CF2
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 2001-
CSFB 2001-SPG1                    SPG1
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 2002-
CSFB 2002-CP5                     CP5
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 2005-
CSFB 2005-CND2                    CND2
Dillon Reed 1993-K1               Dillon Reed 1993-K1
Dillon Reed 1994-K1               Dillon Reed 1994-K1
Dillon Reed 1994-K2               Dillon Reed 1994-K2
DLJ 1994-MF1                      DLJ Mortgage Acceptance Corporation, Series 1994-MF1
DLJ 1998-CF1                      DLJ Commercial Mortgage Corp. Series 1998-CF1
DLJ 1999-CG3                      DLJ Commercial Mortgage Corp. Series 1999-CG3
DLJ 2000-CF1                      DLJ Commercial Mortgage Corp. Series 2000-CF1
FC 1994-1                         Forest City 1994-1
FNMA 1998-M1                      Fannie Mae Multifamily Remic Trust, Series 1998-M1
G3 2002-WL1                       G3 Strategic Investments, LP Series 2002-WL1
                                  Greenwich Capital Commercial Funding Corp. Series GCCFC 2003-
GCCFC 2003-C1                     C1
GCCFC 2005-GG3                    Greenwich Capital Commercial Funding Corp, Series 2005-GG3
                                  U.S. Dept. of Agr Farmers Home Admin. Comm. Prog. Loan Trust
GE Community #01                  1987 A
GECC 2000-1                       GE Capital Commercial Mortgage Corp., Series 2000-1
GECC 2001-2                       GE Capital Commerical Mortgage Corp., Series 2001-2
GECC 2002-1                       GE Capital Commerical Mortgage Corp., Series 2002-1
GECC 2003-C1                      GE Capital Commerical Mortgage Corp., Series 2003-C1
GFCM 2003-1                       GFCM, Commercial Mortgage, , Series 2003-1
GGPMP 2001-GGP1                   GGP Mall Property Trust, 2001-GGP1
GMAC 1996-C1                      GMAC Commercial Mortgage Securities, Series 1996-C1
GMAC 1997-C1                      GMAC Commercial Mortgage Securities, Series 1997-C1
GMAC 1997-C2                      GMAC Commercial Mortgage Securities, Series 1997-C2
GMAC 1998-C1                      GMAC Commercial Mortgage Securities, Series 1998-C1
GMAC 1998-C2                      GMAC Commercial Mortgage Securities, Series 1998-C2
GMAC 1999-C1                      GMAC Commercial Mortgage Securities, Series 1999-C1
GMAC 1999-C2                      GMAC Commercial Mortgage Securities, Series 1999-C2
GMAC 1999-C3                      GMAC Commercial Mortgage Securities, Series 1999-C3
GMAC 1999-CTL1                    GMAC Commercial Mortgage Securities, Series 1999-CTL1
GMAC 2000-C1                      GMAC Commercial Mortgage Securities, Series 2000-C1
GMAC 2000-C2                      GMAC Commercial Mortgage Securities, Series 2000-C2
GMAC 2000-C3                      GMAC Commercial Mortgage Securities, Series 2000-C3
GMAC 2000-FL1                     GMAC Commercial Mortgage Securities, Series 2000-FL1
GMAC 2000-FL-A                    GMAC Commercial Mortgage Securities, Series 2000-FL-A

(PAGE)


Exhibit II

GMAC 2000-FL-F                    GMAC Commercial Mortgage Securities, Series 2000-FLF
GMAC 2001-C1                      GMAC Commercial Mortgage Securities, Series 2001-C1
GMAC 2001-C2                      GMAC Commercial Mortgage Securities, Series 2001-C2
GMAC 2001-FL1                     GMAC Commercial Mortgage Securities, Series 2001-FL1
GMAC 2001-FLA                     GMAC Commercial Mortgage Securities, Series 2001-FLA
GMAC 2002-C1                      GMAC Commercial Mortgage Securities, Series 2002-C1
GMAC 2002-C2                      GMAC Commercial Mortgage Securities, Series 2002-C2
GMAC 2002-C3                      GMAC Commercial Mortgage Securities, Series 2002-C3
GMAC 2002-FL1                     GMAC Commercial Mortgage Securities, Series 2002-FL1
                                  GMAC Commercial Holding Capital Markets, Corp., Series GMAC
GMAC 2002-FX1                     2002-FX1
GMAC 2003-C1                      GMAC Commercial Mortgage Securities, Series 2003-C1
GMAC 2003-C2                      GMAC Commercial Mortgage Securities, Series 2003-C2
                                  GMAC Commercial Mortage Asset Corp., Series GMAC 2003-
GMAC 2003-DE                      Double Eagle
GMAC 2003-FL1                     GMAC Commercial Mortgage Securities, Series 2003-FL1
GMAC 2003-FLA                     GMAC Commercial Mortgage Asset Corp., Series 2003-FLA
GMAC 2003-FL-SNF                  GMAC Commercial Mortage Asset Corp. Series 2003 FL-SNF
                                  GMAC Commercial Mortage Asset Corp., Series GMAC 2003-
GMAC 2003-PMSRLP                  PMSRLP
GMAC 2004-C3                      GMAC Commercial Mortgage Securities, Series 2004-C3
GMAC 2005-C1                      GMAC Commercial Mortgage Securities, Series 2005-C1
GMAC Healthfund I 1999-1          GMAC Healthfund I, Series 1999-1
GMAC Healthfund I 1999-2          GMAC Healthfund I, Series 1999-2
GMAC MT1 2001-A1                  GMACCM Mortgage Trust I, Series 2001-A1
GMAC-CAN 2002-FL1                 GMAC Commercial Mortgage of Canada, Series 2002-FL1
GS 1997-GL1                       GS Mortgage Securities Corp. II, Series 1997-GL1
GS 1998-C1                        GS Mortgage Securities Corp. II, Series 1998-C1
GS 1998-GL2                       GS Mortgage Securities Corp. II, Series 1998-GL2
GS 2001-1285                      GS Mortgage Securities Corp. II, Series 2001-1285
GS 2001-GL3                       GS Mortgage Securities Corp. II, Series 2001-GL III
GS 2001-Rock                      GS Mortgage Securities Corp. II, Series 2001-Rock
GS 2002-GSFL5                     GS Mortgage Securities Corp. II, Series 2002-GSFL V
GS 2005-GSFL7                     GS Mortgage Securities Corp. II, Series 2005-GSFL VII
IPS 2003-1                        IPS 2003-1
IStar 2002-1                      IStar Asset Receivable Trust 2002-1
IStar 2003-1                      IStar Asset Receivable Trust 2003-1
JPMC 1995-C1                      JP Morgan Commercial Mortgage Finance Corp., Series 1995-C1
JPMC 1996-C2                      JP Morgan Commercial Mortgage Finance Corp., Series 1996-C2
JPMC 1997-C5                      JP Morgan Commercial Mortgage Finance Corp., Series 1997-05
                                  JP Morgan Chase Commercial Mortage Securities Corp., Series
JPMC 2001-A                       2001-A
                                  JP Morgan Chase Commercial Mortage Securities Corp., Series
JPMC 2001-CIBC1                   2001-CIBC1
JPMC 2003-C1                      JP Morgan Commercial Mortgage Finance Corp., Series 2003-C1
Lakewood 1995-C1                  Lakewood 1995-C1
LB 1998-C1                        LB Commerical Mortage Trust, Series 1998-C1
LB 1999-C1                        LB Commerical Mortage Trust, Series 1999-C1
LB ABS 1994-C2                    Lehman ABS Corp., Series 1994-C2
LB SASCO 1997-LL1                 Lehman Brothers LLI (SASCO 1997-LL1), Series 1997-LL1

(PAGE)


Exhibit II

LB UBS 2000-C4                    LB-USB Commercial Mortgage Trust, Series 2000-C4
LB UBS 2001-C7                    LB/UBS (SASCO) 2001-C7
LB UBS 2002-C2                    LB/UBS (SASCO) 2002-C2
LB UBS 2003-C3                    LB-UBS Commercial MortgageTrust, Series 2003-C3
LB UBS 2004-C7                    LB-UBS Commercial Mortgage Trust, 2004-C7
LBCMT 1992-1                      LBCMT 1992-1
LBCMT 1992-2                      LBCMT 1992-2
LCMS 2005-MF1                     LaSalle Commercial Mortgage Securities, Inc. Series 2005 MF1
                                  LTC REMIC Corporation (partial Special Servicer) LTC, Series
LTC 1998-1                        1998-1
LTT 1998-1                        Liberty Tower Trust I, Series 1998-1
MCA One I-1993                    Mortgage Capital Access One, Series-1993
MCF 1996-MC1                      Mortgage Capital Funding, Series 1996-MC1
MCF 1996-MC2                      Mortgage Capital Funding, Series 1996-MC2
MLFA 2001-CAN5                    Merrill Lynch Financial Assets, Series 2001-Canada 5
MLFA 2002-CAN7                    Merrill Lynch Financial Assets, Series 2002-Canada 7
MLFA 2002-CAN8                    Merrill Lynch Financial Assets, Series 2002-Canada 8
MLFA 2003-CAN10                   Merrill Lynch Financial Assets, Series 2003-Canada 10
MLFA 2003-CAN11                   Merrill Lynch Financial Assets, Series 2003-Canada 11
MLFA 2003-CAN9                    Merrill Lynch Financial Assets, Series 2003-Canada 9
MLMI 1995-C2                      Merrill Lynch Mortgage Investors, Series 1995-C2
MLMI 1998-C1-CTL                  Merrill Lynch Mortgage Loans, Series 1998-C1-CTL
MLMI 1998-C2                      Merrill Lynch Mortgage Investor, Series 1998-C2
MLML 1998-CAN1                    Merrill Lynch Mortgage Loans, Inc. Series 1998 Canada-1
MLML 1999-CAN2                    Merrill Lynch Mortgage Loans, Inc. Series 1999 Canada-2
MLML 2000-CAN3                    Merrill Lynch Mortgage Loans, Inc. Series 2000 Canada-3
MLML 2000-CAN4                    Merrill Lynch Mortgage Loans, Series 2000-Canada 4
                                  Merrill Lynch Mortgage Trust Commercial Mortage, Series 2002
MLMT 2002 MW1                     MW1
MS 1995-GAL1                      Morgan Stanley Capital I, Series 95-GAL1
MS 1997-C1                        Morgan Stanley Capital I, Series 1997-C1
MS 1997-HF1                       Morgan Stanley Capital I, Series 1997-HFI
MS 1998-HF2                       Morgan Stanley Capital I, Series 1998-HF2
MS 1999-WF1                       Morgan Stanley Capital I, Series 1999-WF1
MSCI 2002-HQ                      Morgan Stanley Capital I, Series 2002-HQ
MSCI 2004-HQ3                     Morgan Stanley Capital I Inc., Series 2004-HQ3
MSCI 2004-HQ4                     Morgan Stanley Capital I Inc., Series 2004-HQ4
MSCI 2005-HQ5                     Morgan Stanley Capital I Inc., Series 2005-HQ5
MSDW 2000-LIFE2                   Morgan Stanley Dean Witter Capital I, Series 2000-Life2
MSDW 2001-FRM                     MSDW (Freehold Raceway Mall Trust), Series 2001-FRM
MSDW 2001-IQ                      Morgan Stanley Dean Witter Capital I, Series 2001-IQ
MSDW 2001-TOP1                    Morgan Stanley Dean Witter Capital I, Series 2001-Top1
MSDW 2001-TOP3                    Morgan Stanley Dean Witter Capital I, Series 2001-Top3
MSDW 2001-TOP5                    Morgan Stanley Dean Witter Capital I, Series 2001-Top5
MSDW 2002-IQ2                     Morgan Stanley Dean Witter Capital I Trust, Series 2002-IQ2
MSDW 2002-IQ3                     Morgan Stanley Dean Witter Capital I, Series 2002-IQ3
MSDW 2002-TOP7                    Morgan Stanley Dean Witter Capital I, Series 2002-Top7
NATIONSLINK, 1996-1               NationsLink Funding Corp., Series 1996-1
NMC 1995-M2                       NationsBanc Mortgage Capital Corp, 1995-M2

(PAGE)


Exhibit II

NOMURA 1996 D-2                   Nomura Asset Securities Corp., 1996 D-2
NOMURA 1996-MD5                   Nomura Asset Securities Corp., 1996-MD V
NOMURA 1997-D4                    Nomura Asset Securities Corp., 1997-D4
OSEC 1995-1                       Oregon Commercial Mortgage (OSEC), Series 1995-1
PARK 1997-C1                      277 Park Avenue Finance Corp., Series 1997-C1
PM 1996-PML                       Penn Mutual, Series 1996-PML
PMAC 1996-M1                      PaineWebber Mortgage Acceptance Corp. IV, Series 1996-M1
PNC 2000-C1                       PNC Mortgage Acceptance Corp., Series 2000-C1
Public Facility Loan
Trust 1998-HUD-04                 Public Facility Loan Trust, August 1988
REAL 2004-1                       Real Estate Asset Liquidity Trust, 2004-1
RJ Mortgage 1993-K-A              RJ Mortgage 1993-K-A
SB 1999-C1                        Salomon Brothers Mortgage Securities VII, Series 1999-C1
SB 2000-C1                        Salomon Brothers Mortgage Securities VII, Series 2000-C1
                                  Commercial Mortgage Origination Company of Canada, Solar 2001-
Schooner Trust 2001-1             1
                                  Commercial Mortgage Origination Company of Canada, Solar 2002-
Schooner Trust 2002-1             1
                                  Commercial Mortgage Origination Company of Canada, Solar 2003-
Schooner Trust 2003-CC1           CC 1
SDG Macerich CMO                  SDG Macerich Funding Limited Partnership, CMO
SL 1997-C1                        SL Commercial Mortgage Trust(SUN LIFE) , Series 1997-C1
U-Haul Self Storage 1993-1        U-Haul 1993-1
Wachovia 2002-C2                  Wachovia Bank Commercial Mortgage Trust, Series 2002-C2
Wachovia 2005-C16                 Wachovia Bank Commercial Mortgage Trust, Series 2005-C16
Wachovia 2005-C18                 Wachovia Bank Commercial Mortgage Trust, Series 2005-C18

(PAGE)


Exhibit III


GMAC COMMERCIAL MORTGAGE CORPORATION

MINIMUM SPECIAL SERVICING POLICY


 I. DELINQUENCIES
    1. Records documenting collections efforts shall be maintained during the period a loan is in default and shall be updated at least monthly for loans in which there has been a change in status. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g. illness or unemployment).

II. INSURANCE POLICIES
    1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.






  EX-99.1 (d)
PRICEWATERHOUSECOOPERS (logo)

PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
www.pwc.com


Report of Independent Accountants


To the Board of Directors and Shareholder of GMAC Commercial Mortgage Corporation:

We have examined management's assertion, dated February 27, 2006, about GMAC Commercial Mortgage Corporation's (the "Company's") compliance with its established minimum master servicing policy ("Master Servicing Policy"), which management derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP), as of and for the year ended December 31, 2005 included in the accompanying management assertion (see
Exhibit I). Management is responsible for the Company's compliance with the Master Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with the standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Master Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of the Company's compliance with the Master Servicing Policy.

In our opinion, management's assertion that, except for instances of noncompliance, the Company complied with the aforementioned Master Servicing Policy as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP


February 27, 2006

(page)

Exhibit I


Management's Assertion Concerning Compliance
With Minimum Master Servicing Standards

February 27, 2006

As of and for the year ended December 31, 2005, for the master servicing transactions included in Exhibit II. GMAC Commercial Mortgage Corporation has complied, in all material respects, with the applicable minimum master servicing standards set forth in the company's Master Servicing Policy (attached in Exhibit III), which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except with respect to the requirement that reconciling items shall be resolved within ninety (90) calendar days of identification, for which the company was not in compliance.


As of December 31, 2005, the company was covered by various General Motors Corporation insurance policies providing $350 million of fidelity bond insurance and $100 million of errors and omissions insurance.


/s/ Robert D. Feller
Robert D. Feller
Chief Executive Officer

/s/ Michael I. Lipson
Michael I. Lipson
Executive Vice President, Global Servicing

/s/ Wayne D. Hoch
Wayne D. Hoch
Executive Vice President and Chief Financial Officer

(page)

Exhibit II

GMAC COMMERCIAL MORTGAGE CORPORATION
TRANSACTIONS ASSOCIATED WITH MASTER SERVICING
RESPONSIBILITIES

ACMF I SERIES 1997-C1
AETNA SERIES 1995-05
AMERICAN SOUTHWEST SERIES 1993-2
ASC SERIES 1996-D3
ASC SERIES 1997-D4
ATHERTON 1997-1
ATHERTON 1998-A
ATHERTON 1999-A
ATHERTON WAREHOUSE-AW9601
ATHERTON-PW WAREHOUSE
BACM 2001-C1
BANK OF AMERICA 2002-X1
BKB SERIES 1997-C1 (LB)
CALSTERS 2002 C6
CALWEST 2003-CALW
CAPCO SERIES 1998-D7
CCMSC 2001-245 PRK AVE
CDC 2002-FX1
CDO SERIES 2004-1
CG SERIES 2005-EMG
CGMT SERIES 2004-FL1
CHASE SERIES 1996-1
CHASE SERIES 1996-2
CHASE SERIES 1997-1
CHASE SERIES 1997-2
CHASE SERIES 1998-2
CHASE SERIES 2000-FL1
CHASE-FIRST UNION 1999-1
CITICORP LEASE TRUST 1999-1
COLUMN SERIES 2002 CCL1
COMM 2001-J2
COMM 2003-LNB1
COMM 2005-FL11
COMM SERIES 2001-FL5
COMM SERIES 2004-LNB2
COMM SERIES 2004-LNB4
COMM SERIES 2005-C6
CREST GSTAR 2001-1
CSFB SERIES 1995-Ml
CSFB SERIES 1997-PS1
CSFB SERIES 1998-PS2
CSFB SERIES 1999-PS3
CSFB SERIES 2000-C1
CSFB SERIES 2000-PS4
CSFB SERIES 2001-CF2

(page)

CSFB SERIES 2001-SPG1
CSFB SERIES 2005-C1
CSFB SERIES 2005-C5
DAIWA 1993-1
DLJ SERIES 1996-CF1
DLJ SERIES 1997-CF1
EDI
EDII
EMAC 1998
EMAC 1999
EMAC 2000
FMAC 1991-A
FMAC 1993-B
FMAC 1994-A
FMAC 1995-B
FMAC 1996-B
FMAC 1997-A
FMAC 1997-B
FMAC 1997-C
FMAC 1998-A
FMAC 1998-B
FMAC 1998-C
FMAC 1998-D
FMAC 2000-A
FMHA
FNMA SERIES 1998-M1
FOREST CITY 1994-1
FREEHOLD RACEWAY
G3 STRATEGIC INV 2002-WL1
GCCF SERIES 2005-GG3
GFCM 2003-1
GGP MALL PROP TR-SERIES 2001-GGP1
GMACCM SERIES 1996-C1
GMACCM SERIES 1997-C1
GMACCM SERIES 1997-C2
GMACCM SERIES 1998-C1
GMACCM SERIES 1998-C2
GMACCM SERIES 1999-C1
GMACCM SERIES 1999-C2
GMACCM SERIES 1999-C3
GMACCM SERIES 1999-CTL1
GMACCM SERIES 2000-C1
GMACCM SERIES 2000-C2
GMACCM SERIES 2000-C3
GMACCM SERIES 2000-FL1
GMACCM SERIES 2000-FL-F
GMACCM SERIES 2001-A
GMACCM SERIES 2001-C1
GMACCM SERIES 2001-C2
GMACCM SERIES 2001-FL1
GMACCM SERIES 2002-C1

(page)

GMACCM SERIES 2002-C2
GMACCM SERIES 2002-C3
GMACCM SERIES 2002-FL1
GMACCM SERIES 2003 SENIORS
GMACCM SERIES 2003-C1
GMACCM SERIES 2003-C2
GMACCM SERIES 2003-C3
GMACCM SERIES 2003-FL1
GMACCM SERIES 2003-FLA
GMACCM SERIES 2003-FL-SNF
GMACCM SERIES 2004-C1
GMACCM SERIES 2004-C2
GMACCM SERIES 2004-C3
GMACCM SERIES 2005-C1
G-MAX 2002-FLA
GMAX 2002-FX-1
GOLDMAN SACHS SERIES 1997-GLI
GOLDMAN SACHS SERIES 1998-C1
GOLDMAN SACHS SERIES 1998-GLII
GOLDMAN SACHS SERIES 1999-C1
GOLDMAN SACHS SERIES 2001-1285
GOLDMAN SACHS SERIES 2001-GL3
GOLDMAN SACHS SERIES 2001-ROCK
GOLDMAN SACHS SERIES 2002-GSFL V
GOLDMAN SACHS SERIES 2003-C1
GOLDMAN SACHS SERIES 2005-GG4
GOLDMAN SACHS SERIES 2005-GSFL VII
HEALTHFUND 1999-1
HUD
IPS 2005-1
JP MORGAN CHASE SERIES 2001-A
JP MORGAN CHASE SERIES 2001-CIBC1
JP MORGAN CHASE SERIES 2002-C3
JP MORGAN CHASE SERIES 2004-C1
JP MORGAN CHASE SERIES 2004-C2
JP MORGAN CHASE SERIES 2004-CIBC10
JP MORGAN CHASE SERIES 2004-CIBC8
JP MORGAN CHASE SERIES 2004-CIBC9
JP MORGAN CHASE SERIES 2004-LN2
JP MORGAN CHASE SERIES 2005-CIBC11
JP MORGAN CHASE SERIES 2005-CIBC12
JP MORGAN CHASE SERIES 2005-LDP3
JP MORGAN CHASE SERIES 2005-LDP4
JP MORGAN CHASE SERIES 2005-LDP5
LEHMAN BROTHERS SERIES 1992-2
LEHMAN BROTHERS SERIES 1992-1
LEHMAN BROTHERS SERIES 1995-C2
LEHMAN BROTHERS SERIES 1996-C2
LEHMAN BROTHERS SERIES 1998-C1
LIBRARY TOWER 1998-1
LK94C2

(page)

LONG LANE MASTER TRUST IV
LTC SERIES 1998-1
MCF 1996-MC2 (NATIONS)
MCF SERIES 1996-MC1
MCF SERIES 1998-MC1
MCF SERIES 1998-MC3
MERRILL LYNCH SERIES 1995-C3
MERRILL LYNCH SERIES 1996-C1
MERRILL LYNCH SERIES 1997-C1
MERRILL LYNCH SERIES 1998-C1-CTL
MERRILL LYNCH SERIES 1999 C2
MERRILL LYNCH SERIES 2000 CANADA 3
MERRILL LYNCH SERIES 2000-C4
MERRILL LYNCH SERIES 2001-05
MERRILL LYNCH SERIES 2002-BC2P
MERRILL LYNCH SERIES 2002-C7
MERRILL LYNCH SERIES 2002-C8
MERRILL LYNCH SERIES 2003 C-11
MERRILL LYNCH SERIES 2003-C10
MERRILL LYNCH SERIES 2003-C9
MERRILL LYNCH SERIES SERIES 2000-BELL MOBILITY
MERRILL LYNCH SERIES 2005-LC1
MORGAN STANLEY SERIES 1996-C1
MORGAN STANLEY SERIES 1997-C1
MORGAN STANLEY SERIES 1997-XL1
MORGAN STANLEY SERIES 1998-CF1
MORGAN STANLEY SERIES 1998-HF1
MORGAN STANLEY SERIES 1998-HF2
MORGAN STANLEY SERIES 1999-RM1
MSDW SERIES 1997-HF1
MSDW SERIES 1999-FNV1
MSDW SERIES 2001-IQ
MSDW SERIES 2001-PPM
MSDW SERIES 2002-HQ
MSDW SERIES 2002-IQ3
MSDW SERIES 2002-WM
MSDW SERIES 2003-IQ4
MSDW SERIES 2003-IQ5
MSDW SERIES 2003-IQ5 - B&B NOTES
MSDW SERIES 2005- IQ-10
NATIONS LINK SERIES 1996-1
NEW ENGLAN MUTUAL
NOMURA SERIES 1993 1 (HM9301)
NOMURA SERIES 1995 MD IV
NOMURA SERIES 1996 MD V
NOMURA SERIES 1996 MD VI
NOMURA SERIES 1998-D6
OREGON SERIES 1995-1
PAINE WEBBER 1996-13
PRUDENTIAL SECURITIES CREDIT
REAL - T SERIES 2004-1

(page)

SALOMON BROTHERS SERIES 1999-C1
SALOMON BROTHERS SERIES 2000-C1
SASCO SERIES 1997-LL1
SDG MACERICH (CMO)
SL COMMERCIAL 1997 C1
SOLAR TRUST SERIES 2001-1
SOLAR TRUST SERIES 2002-1
SOLAR TRUST SERIES 2003-CC1
U-HAUL SERIES 1993-1
USGI 1992-1

(page)

Exhibit III

GMAC COMMERCIAL MORTGAGE CORPORATION
MINIMUM MASTER SERVICING POLICY

I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

   * be mathematically accurate;

   * be prepared within forty-five (45) calendar days after the cutoff date, but in any event in accordance with the applicable servicing agreements;

   * be reviewed and approved by someone other than the person who prepared the reconciliation; and

   * evidence explanations for reconciling items which shall be resolved within ninety (90) calendar days of identification.

2. Funds of the servicing entity shall be advanced as specified in the applicable servicing agreements in cases where there is potential for an overdraft in an investor's account or a request letter has been received from a subservicer for a servicing advance stipulated by the subservicing agreement.

3. All cash for each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor or in an investment account in accordance with the applicable servicing agreement requirements.

II. MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt from the subservicer.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt from the subservicer.

III. DISBURSEMENTS

1. Remittances made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

(page)

IV. INVESTOR ACCOUNTING AND REPORTING

1. Monthly investor reports shall be sent in a timely manner listing loan level detail of payments and balances, and all other data required by the servicing agreements.

V. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity in the amount of coverage represented to investors in management's assertion.

VI. MONITORING OF SUBSERVICER COMPLIANCE

1. Within 120 days of a subservicer's year-end, the subservicer's management assertions about compliance with minimum servicing standards, which were derived form the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, and the Independent Auditors Report on management's assertions shall be reviewed, and if material exceptions are found, appropriate corrective action will be taken.

2. An annual certification from each subservicer stating that the subservicer is in compliance with its subservicer agreement shall be obtained by April 30th for the previous calendar year.





  EX-99.1 (e)
(logo) PRICEWATERHOUSECOOPERS


PricewaterhouseCoopers LLP
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (646) 471 8910


Report of Independent Auditors


To the Board of Directors of
GMAC Commercial Mortgage Corporation:

We have examined the accompanying assertion, dated March 15, 2006 (see Exhibit
I), by management of GMAC Commercial Mortgage Corporation (the "Company"), about the Company's compliance with its established minimum special servicing policy ("Special Servicing Policy"), which management derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"), as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with the Special Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Special Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its Special Servicing Policy.

In our opinion, management's assertion that the Company complied with the aforementioned Special Servicing Policy as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP


March 15, 2006


(page)


EXHIBIT I


March 15, 2006

Assertion of Management of GMAC Commercial Mortgage Corporation

As of and for the year ended December 31, 2005, GMAC Commercial Mortgage Corporation (the "Servicer"), has complied, in all material respects, with the minimum servicing standards set forth in its Special Servicing Policy (attached in Exhibit III), which was derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As special servicer for the transactions included in Exhibit II, the Company only performs certain functions with respect to loan servicing.

As of December 31, 2005, the company was covered by various General Motors Corporation insurance policies providing for $350 million of fidelity bond insurance and $100 million of errors and omissions insurance.


/s/ Robert D. Feller
Robert D. Feller
Chief Executive Officer
March 15, 2006
Date


/s/ Eric R. Lindner
Eric R. Lindner
Executive Vice President, Real Estate Services Group
March 15, 2006
Date


(page)


EXHIBIT I


/s/ Wayne D. Hoch
Wayne D. Hoch
Executive Vice President and
Chief Financial Officer
March 15, 2006
Date


(page)


Exhibit II

GMAC COMMERCIAL MORTGAGE CORPORATION

TRANSACTIONS ASSOCIATED WITH SPECIAL SERVICING
RESPONSIBILITIES

Deal                                         Description
ACMF 1997-Cl                                 Amresco Commercial Mortgage Funding I Corp, Series 1997-Cl
Aetna 1995-C5                                Aetna 1995 Commercial Mortgage Trust, 1995-C5
AFLF 1998-A                                  Atherton Franchise 1998-A
ARTESIA 1998-Cl                              Artesia Mortgage CMBS, Series 1998-Cl
ASC 1996-MD VI                               Asset Securitization Corp., Series 1996-MD6
BACM 2000-1                                  Bank Of America Commercial Mortgage, Series 2000-1
BASS 2002-X1                                 Bank Of America Structured Securities, Series 2002-X1
BS 1998-Cl                                   Bear Stearns Commercial Mortgage Securities Inc., Series 1998-Cl
BS 1999-Cl                                   Bear Sterns Commercial Mortgage Securities Inc., Series 1999-Cl
BS 1999-WF2                                  Bear Stearns Commercial Mortgage Securities Inc., Series 1999-WF2
BS 2000-WF1                                  Bear Stearns Commercial Mortgage Securities Inc., Series 2000-WF1
BS 2000-WF2                                  Bear Stearns Commercial Mortgage Securities Inc., Series 2000-WF2
BS 2001-TOP2                                 Bear Stearns Commercial Mortgage Securities Inc., Series 2001-Top2
BS 2001-TOP4                                 Bear Stearns Commercial Mortgage Securities Inc., Series 2001-Top4
BS 2002-TOP6                                 Bear Stearns Commercial Mortgage Securities Inc., Series 2002-Top6
                                             Bear Sterns Commercial Mortgage Securities Inc., Series 2003-
BS 2003-PWR2                                 PWR2
                                             Bear Stearns Commercial Mortgage Securities Inc., Series 2004-
BS 2004-BBA3                                 BBA3
                                             Bear Sterns Commercial Mortgage Securities Inc., Series 2005-
BS 2005-PWR9                                 PWR9
BTR 1999-Sl                                  BTR-2 Trust, Series 1999-Sl
CALW-2003                                    Calwest Industrial Trust II, Series 2003-CALW
CARC 2002-1                                  WP Carey Commercial Mortgage Trust, Series 2002-1
CBM 1996-1                                   CBM Funding Corp., Series 1996-1
CCA One, Series 2                            Commercial Capital Access One (DYNEX), Series 2
CCA One, Series 3                            Commercial Capital Access One (DYNEX), Series 3
CCIC 2002-CCL1                               Column Canada Issuer Corp., Series 2002-CCL1
CCMSI 2004-FL1                               Citigroup Commercial Mortgage Securities Inc., Series 2004-FL1
CCMSI 2005-EMG                               Citigroup Commercial Mortgage Securities Inc., Series 2005-EMG
CDC 2002-FX1                                 CDC Commercial Mortgage Trust, Series 2002-FX1
Chase 1997-1                                 Chase Commercial Mortgage Securities Corp, Series 1997-1
Chase 1998-2                                 Chase Commercial Mortgage Securities Corp., Series 1998-2
Chase 2000-2                                 Chase Commercial Mortage Securities Corp., Series 2000-2
CLASI_SFC                                    CLAS I/Steamboat Finance Corp.
CMAC 1996-2                                  Commercial Mortage Acceptance Corp., Series 1996-2
College and University Facility Loan Trust   U.S. Dept. of Education College and University Facility Loan Trust
One                                          One
College and University Facility Loan Trust   U.S. Dept. of Education College and University Facility Loan Trust
Two                                          Two
COMM 2001-J2                                 Deutsche Mortgage & Asset Receiving Corp., Series COMM 2001-J2
COMM 2003-FL9                                COMM Commercial Mortgage, Series COMM 2003-FL9
COMM 2005-C6                                 COMM Commercial Mortgage, Series COMM 2005-C6
Crest G-Star 2001-1                          Crest G-Star 2001-1 CDO


(page)


Exhibit II

Crystal 1996-1                               Crystal Run Property 1996-1
CSFB 1997-PS1                                Credit Suisse First Boston Mortgage Securities Corp., 1997-PS1
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 1998-
CSFB 1998-PS2                                PS2
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 1999-
CSFB 1999-PS3                                PS3
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 2000-
CSFB 2000-PS4                                PS4
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 2001-
CSFB 2001-CF2                                CF2
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 2001-
CSFB 2001-SPG1                               SPG1
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 2002-
CSFB 2002-CP5                                CP5
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 2005-
CSFB 2005-CND2                               CND2
Dillon Reed 1993-K1                          Dillon Reed 1993-K1
Dillon Reed 1994-K1                          Dillon Reed 1994-K1
Dillon Reed 1994-K2                          Dillon Reed 1994-K2
DLJ 1994-MF1                                 DLJ Mortgage Acceptance Corporation, Series 1994-MF1
DLJ 1998-CF1                                 DLJ Commercial Mortgage Corp. Series 1998-CF1
DLJ 1999-CG3                                 DLJ Commercial Mortgage Corp. Series 1999-CG3
DLJ 2000-CF1                                 DLJ Commercial Mortgage Corp. Series 2000-CFI
FC 1994-1                                    Forest City 1994-1
FNMA 1998-M1                                 Fannie Mae Multifamily Remic Trust, Series 1998-Ml
G3 2002-WL1                                  G3 Strategic Investments, LP Series 2002-WL1
                                             Greenwich Capital Commercial Funding Corp. Series GCCFC 2003-
GCCFC 2003-Cl                                Cl
GCCFC 2005-GG3                               Greenwich Capital Commercial Funding Corp, Series 2005-GG3
                                             U.S. Dept. of Agr Farmers Home Admin. Comm. Prog. Loan Trust
GE Community #01                             1987 A
GECC 2000-1                                  GE Capital Commercial Mortgage Corp., Series 2000-1
GECC 2001-2                                  GE Capital Commerical Mortgage Corp., Series 2001-2
GECC 2002-1                                  GE Capital Commerical Mortgage Corp., Series 2002-1
GECC 2003-Cl                                 GE Capital Commerical Mortgage Corp., Series 2003-Cl
GFCM 2003-1                                  GFCM, Commercial Mortgage,, Series 2003-1
GGPMP 2001-GGP1                              GGP Mall Property Trust, 2001-GGP1
GMAC 1996-C1                                 GMAC Commercial Mortgage Securities, Series 1996-C1
GMAC 1997-Cl                                 GMAC Commercial Mortgage Securities, Series 1997-Cl
GMAC 1997-C2                                 GMAC Commercial Mortgage Securities, Series 1997-C2
GMAC 1998-C1                                 GMAC Commercial Mortgage Securities, Series 1998-Cl
GMAC 1998-C2                                 GMAC Commercial Mortgage Securities, Series 1998-C2
GMAC 1999-C1                                 GMAC Commercial Mortgage Securities, Series 1999-Cl
GMAC 1999-C2                                 GMAC Commercial Mortgage Securities, Series 1999-C2
GMAC 1999-C3                                 GMAC Commercial Mortgage Securities, Series 1999-C3
GMAC 1999-CTL1                               GMAC Commercial Mortgage Securities, Series 1999-CTL1
GMAC 2000-Cl                                 GMAC Commercial Mortgage Securities, Series 2000-Cl
GMAC 2000-C2                                 GMAC Commercial Mortgage Securities, Series 2000-C2
GMAC 2000-C3                                 GMAC Commercial Mortgage Securities, Series 2000-C3
GMAC 2000-FL1                                GMAC Commercial Mortgage Securities, Series 2000-FL1
GMAC 2000-FL-A                               GMAC Commercial Mortgage Securities, Series 2000-FL-A


(page)


 Exhibit II

GMAC 2000-FL-F                               GMAC Commercial Mortgage Securities, Series 2000-FLF
GMAC 2001-Cl                                 GMAC Commercial Mortgage Securities, Series 2001-Cl
GMAC 2001-C2                                 GMAC Commercial Mortgage Securities, Series 2001-C2
GMAC 2001-FL1                                GMAC Commercial Mortgage Securities, Series 2001-FL1
GMAC 2001-FLA                                GMAC Commercial Mortgage Securities, Series 2001-FLA
GMAC 2002-Cl                                 GMAC Commercial Mortgage Securities, Series 2002-Cl
GMAC 2002-C2                                 GMAC Commercial Mortgage Securities, Series 2002-C2
GMAC 2002-C3                                 GMAC Commercial Mortgage Securities, Series 2002-C3
GMAC 2002-FL1                                GMAC Commercial Mortgage Securities, Series 2002-FL1
                                             GMAC Commercial Holding Capital Markets, Corp., Series GMAC
GMAC 2002-FX1                                2002-FX1
GMAC 2003-Cl                                 GMAC Commercial Mortgage Securities, Series 2003-Cl
GMAC 2003-C2                                 GMAC Commercial Mortgage Securities, Series 2003-C2
                                             GMAC Commercial Mortage Asset Corp., Series GMAC 2003-
GMAC 2003-DE                                 Double Eagle
GMAC 2003-FL1                                GMAC Commercial Mortgage Securities, Series 2003-FL1
GMAC 2003-FLA                                GMAC Commercial Mortgage Asset Corp., Series 2003-FLA
GMAC 2003-FL-SNF                             GMAC Commercial Mortage Asset Corp. Series 2003 FL-SNF
                                             GMAC Commercial Mortage Asset Corp., Series GMAC 2003-
GMAC 2003-PMSRLP                             PMSRLP
GMAC 2004-C3                                 GMAC Commercial Mortgage Securities, Series 2004-C3
GMAC 2005-Cl                                 GMAC Commercial Mortgage Securities, Series 2005-Cl
GMAC Healthfund I 1999-1                     GMAC Healthfund I, Series 1999-1
GMAC Healthfund I 1999-2                     GMAC Healthfund I, Series 1999-2
GMAC MT1 2001-Al                             GMACCM Mortgage Trust I, Series 2001-Al
GMAC-CAN 2002-FL1                            GMAC Commercial Mortgage of Canada, Series 2002-FL1
GS 1997-GL1                                  GS Mortgage Securities Corp. II, Series 1997-GL1
GS 1998-Cl                                   GS Mortgage Securities Corp. II, Series 1998-Cl
GS 1998-GL2                                  GS Mortgage Securities Corp. II, Series 1998-GL2
GS 2001-1285                                 GS Mortgage Securities Corp. II, Series 2001-1285
GS 2001-GL3                                  GS Mortgage Securities Corp. II, Series 2001-GL III
GS 2001-Rock                                 GS Mortgage Securities Corp. II, Series 2001-Rock
GS 2002-GSFL5                                GS Mortgage Securities Corp. II, Series 2002-GSFL V
GS 2005-GSFL7                                GS Mortgage Securities Corp. II, Series 2005-GSFL VII
IPS 2003-1                                   IPS 2003-1
IStar 2002-1                                 IStar Asset Receivable Trust 2002-1
IStar 2003-1                                 IStar Asset Receivable Trust 2003-1
JPMC 1995-Cl                                 JP Morgan Commercial Mortgage Finance Corp., Series 1995-Cl
JPMC 1996-C2                                 JP Morgan Commercial Mortgage Finance Corp., Series 1996-C2
JPMC 1997-C5                                 JP Morgan Commercial Mortgage Finance Corp., Series 1997-C5
                                             JP Morgan Chase Commercial Mortage Securities Corp., Series
JPMC 2001-A                                  2001-A
                                             JP Morgan Chase Commercial Mortage Securities Corp., Series
JPMC 2001-CIBC1                              2001-CIBC1
JPMC 2003-Cl                                 JP Morgan Commercial Mortgage Finance Corp., Series 2003-Cl
Lakewood 1995-Cl                             Lakewood 1995-Cl
LB 1998-Cl                                   LB Commerical Mortage Trust, Series 1998-Cl
LB 1999-Cl                                   LB Commerical Mortage Trust, Series 1999-Cl
LB ABS 1994-C2                               Lehman ABS Corp., Series 1994-C2
LB SASCO 1997-LL1                            Lehman Brothers LLI (SASCO 1997-LL1), Series 1997-LL1


(page)


Exhibit II

LB UBS 2000-C4                               LB-USB Commercial Mortgage Trust, Series 2000-C4
LB UBS 2001-C7                               LB/UBS (SASCO) 2001-C7
LB UBS 2002-C2                               LB/UBS (SASCO) 2002-C2
LB UBS 2003-C3                               LB-UBS Commercial MortgageTrust, Series 2003-C3
LB UBS 2004-C7                               LB-UBS Commercial Mortgage Trust, 2004-C7
LBCMT 1992-1                                 LBCMT 1992-1
LBCMT 1992-2                                 LBCMT 1992-2
LCMS 2005-MF1                                LaSalle Commercial Mortgage Securities, Inc. Series 2005 MF1
                                             LTC REMIC Corporation (partial Special Servicer) LTC, Series
LTC 1998-1                                   1998-1
LTT 1998-1                                   Liberty Tower Trust I, Series 1998-1
MCA One I-1993                               Mortgage Capital Access One, Series-1993
MCF 1996-MC1                                 Mortgage Capital Funding, Series 1996-MC1
MCF 1996-MC2                                 Mortgage Capital Funding, Series 1996-MC2
MLFA 2001-CAN5                               Merrill Lynch Financial Assets, Series 2001-Canada 5
MLFA 2002-CAN7                               Merrill Lynch Financial Assets, Series 2002-Canada 7
MLFA 2002-CAN8                               Merrill Lynch Financial Assets, Series 2002-Canada 8
MLFA 2003-CAN10                              Merrill Lynch Financial Assets, Series 2003-Canada 10
MLFA 2003-CAN11                              Merrill Lynch Financial Assets, Series 2003-Canada 11
MLFA 2003-CAN9                               Merrill Lynch Financial Assets, Series 2003-Canada 9
MLMI 1995-C2                                 Merrill Lynch Mortgage Investors, Series 1995-C2
MLMI 1998-C1-CTL                             Merrill Lynch Mortgage Loans, Series 1998-C1-CTL
MLMI 1998-C2                                 Merrill Lynch Mortgage Investor, Series 1998-C2
MLML 1998-CAN1                               Merrill Lynch Mortgage Loans, Inc. Series 1998 Canada-1
MLML 1999-CAN2                               Merrill Lynch Mortgage Loans, Inc. Series 1999 Canada-2
MLML 2000-CAN3                               Merrill Lynch Mortgage Loans, Inc. Series 2000 Canada-3
MLML 2000-CAN4                               Merrill Lynch Mortgage Loans, Series 2000-Canada 4
                                             Merrill Lynch Mortgage Trust Commercial Mortage, Series 2002
MLMT 2002 MW1                                MW1
MS 1995-GALl                                 Morgan Stanley Capital I, Series 95-GAL1
MS 1997-Cl                                   Morgan Stanley Capital I, Series 1997-Cl
MS 1997-HF1                                  Morgan Stanley Capital I, Series 1997-HFI
MS 1998-HF2                                  Morgan Stanley Capital I, Series 1998-HF2
MS 1999-WF1                                  Morgan Stanley Capital I, Series 1999-WF1
MSCI 2002-HQ                                 Morgan Stanley Capital I, Series 2002-HQ
MSCI 2004-HQ3                                Morgan Stanley Capital I Inc., Series 2004-HQ3
MSCI 2004-HQ4                                Morgan Stanley Capital I Inc., Series 2004-HQ4
MSCI 2005-HQ5                                Morgan Stanley Capital I Inc., Series 2005-HQ5
MSDW 2000-LIFE2                              Morgan Stanley Dean Witter Capital I, Series 2000-Life2
MSDW 2001-FRM                                MSDW (Freehold Raceway Mall Trust), Series 2001-FRM
MSDW 2001-IQ                                 Morgan Stanley Dean Witter Capital I, Series 2001-IQ
MSDW 2001-TOP1                               Morgan Stanley Dean Witter Capital I, Series 2001-Topl
MSDW 2001-TOP3                               Morgan Stanley Dean Witter Capital I, Series 2001-Top3
MSDW 2001-TOP5                               Morgan Stanley Dean Witter Capital I, Series 2001-Top5
MSDW 2002-IQ2                                Morgan Stanley Dean Witter Capital I Trust, Series 2002-IQ2
MSDW 2002-IQ3                                Morgan Stanley Dean Witter Capital I, Series 2002-IQ3
MSDW 2002-TOP7                               Morgan Stanley Dean Witter Capital I, Series 2002-Top7
NATIONSLINK, 1996-1                          NationsLink Funding Corp., Series 1996-1
NMC 1995-M2                                  NationsBanc Mortgage Capital Corp, 1995-M2


(page)


Exhibit II


NOMURA 1996 D-2                              Nomura Asset Securities Corp., 1996 D-2
NOMURA 1996-MD5                              Nomura Asset Securities Corp., 1996-MD V
NOMURA 1997-D4                               Nomura Asset Securities Corp., 1997-D4
OSEC 1995-1                                  Oregon Commercial Mortgage (OSEC), Series 1995-1
PARK 1997-Cl                                 277 Park Avenue Finance Corp., Series 1997-Cl
PM 1996-PML                                  Penn Mutual, Series 1996-PML
PMAC 1996-M1                                 PaineWebber Mortgage Acceptance Corp. IV, Series 1996-Ml
PNC 2000-Cl                                  PNC Mortgage Acceptance Corp., Series 2000-Cl
Public Facility Loan Trust 1998-HUD-04       Public Facility Loan Trust, August 1988
REAL 2004-1                                  Real Estate Asset Liquidity Trust, 2004-1
RJ Mortgage 1993-K-A                         RJ Mortgage 1993-K-A
SB 1999-Cl                                   Salomon Brothers Mortgage Securities VII, Series 1999-Cl
SB 2000-Cl                                   Salomon Brothers Mortgage Securities VII, Series 2000-Cl
                                             Commercial Mortgage Origination Company of Canada, Solar 2001-
Schooner Trust 2001-1                        1
                                             Commercial Mortgage Origination Company of Canada, Solar 2002-
Schooner Trust 2002-1                        1
                                             Commercial Mortgage Origination Company of Canada, Solar 2003-
Schooner Trust 2003-CC1                      CC1
SDG Macerich CMO                             SDG Macerich Funding Limited Partnership, CMO
SL 1997-Cl                                   SL Commercial Mortgage Trust(SUN LIFE), Series 1997-Cl
U-Haul Self Storage 1993-1                   U-Haul 1993-1
Wachovia 2002-C2                             Wachovia Bank Commercial Mortgage Trust, Series 2002-C2
Wachovia 2005-C16                            Wachovia Bank Commercial Mortgage Trust, Series 2005 - C16
Wachovia 2005-C18                            Wachovia Bank Commercial Mortgage Trust, Series 2005 - C18


(page)


Exhibit III


GMAC COMMERCIAL MORTGAGE CORPORATION

MINIMUM SPECIAL SERVICING POLICY


I. DELINQUENCIES

1. Records documenting collections efforts shall be maintained during the period a loan is in default and shall be updated at least monthly for loans in which there has been a change in status. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g. illness or unemployment).


II. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.1 (f)
(logo)Deloitte

Deloitte & Touche LLP
Suite 3300
1100 Walnut Street
Kansas City, MO 64106
USA

Tel: +1 816 474 6180
www.deloitte.com


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
The PNC Financial Services Group, Inc.

We have examined management's assertion that Midland Loan Services, Inc. ("MLS"), an indirect wholly-owned subsidiary of The PNC Financial Services Group, Inc., has complied as of and for the year ended December 31, 2005, with its established minimum servicing standards described in the accompanying report titled Management's Assertion dated February 17, 2006. Management is responsible for MLS's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about MLS's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board and accordingly, included examining, on a test basis, evidence about MLS's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on MLS's compliance with its minimum servicing standards.

In our opinion, management's assertion that MLS complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005, is fairly stated, in all material respects, based on the criteria set forth in Appendix I.

/s/ Deloitte & Touche LLP

February 17, 2006



Member of
Deloitte Touche Tohmatsu


[PAGE]

(logo) MIDLANDLOANSERVICES



Management's Assertion


As of and for the year ended December 31, 2005, Midland Loan Services, Inc. ("Midland"), an indirect wholly-owned subsidiary of The PNC Financial Services Group, Inc. ("PNC"), has complied, in all material respects, with Midland's established minimum servicing standards for commercial loans and multifamily servicing as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, modified to address the unique characteristics of servicing commercial and multifamily loans.

As of and for this same period, Midland was covered by an errors and omissions policy in the amount of $25,000,000, a fidelity bond in the amount of $50,000,000 and PNC's fidelity bond in the amount of $100,000,000.



MIDLAND LOAN SERVICES, INC


/s/ Douglas D. Danforth
Douglas D. Danforth
President &
Chief Executive Officer

/s/ Steven W. Smith
Steven W. Smith
Executive Vice President &
 Co-Chief Operating Officer

/s/ Dave J. Bodi
Dave J. Bodi
Executive Vice-President &
Co-Chief Operating Officer


February 17, 2006



A Member of the PNC Financial Services Group

10851 Mastin  P.O. Box 25965  Shawnee Mission Kansas 66225-5965

www.midlandls.com  913 253 9000 T  913 253 9709 F

[PAGE]

MIDLAND LOAN SERVICES, INC.


APPENDIX I-MLS's MINIMUM SERVICING STANDARDS


I.   CUSTODIAL BANK ACCOUNTS

     1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

        * Be mathematically accurate
        * Be prepared within forty-five (45) calendar days after the cutoff date
        * Be reviewed and approved by someone other than the person who prepared the reconciliation
        * Document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

     2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

     3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

     4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  MORTGAGE PAYMENTS

     1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt

     2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

     3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

     4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

     1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

[PAGE]

     3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

     4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

     5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

     6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV.  INVESTOR ACCOUNTING AND REPORTING

     1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   MORTGAGOR LOAN ACCOUNTING

     1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

     2. Adjustments on adjustable rate mortgage loans shall be computed based on the related mortgage note and any adjustable rate mortgage rider.

     3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

VI.  INSURANCE POLICIES

     1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

[PAGE]

Exhibit A


Wells Fargo Bank, N.A.

Banc of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2003-2

Banc of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-3

Banc of America Commercial Mortgage Inc.(F/K/A N-Link 99-3), Commercial Mortgage Pass-Through Certificates, Series 2000-1

Bear Stearns Commercial Mortgage Securities, Commercial Mortgage Pass-Through Certificates, Series 2004-PWR5

Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-HS2

Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-AFR

CBA Commercial Assets LLC, Small Balance commercial Mortgage Pass-Through Certificates, Series 2004-1

CBA Commercial Assets LLC, Small Balance Commercial Mortgage Pass-Through Certificates, Series 2005-1

Citigroup Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2004-C2

Column Canada Issuer Corporation, Multi-Class Pass-Through Certificates, Series 2003-WEM

Commercial Mortgage Acceptance Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-C2

Credit Suisse First Boston, Commercial Mortgage Pass-Through Certificates, Series 2005-TFL3

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2000-FL1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-CK6

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-CP4

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-FL 1

Credit Suisse First Boston Mortgage Securities Corp., Commecial Mortgage Pass-Through Certificates, Series 2002-CKP1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2002-CP5

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-C5

[PAGE]

Exhibit A


Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-CPN1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-TFL1

Credit Suisse First Boston Mortgage Securities Corp., Commerical Mortgage Pass-Through Certifcates, Series 2004-C1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2004-C3

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-C3

Deutche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series 2005-C6

Deutsche Mortgage & Asset Receiving Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-LP5

Deutsche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series COMM 2004-LNB3

Deutsche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series COMM 2004-LNB4

DLJ Commercial Mortgage Corp., Commercial Mortgage Pass-Through Certificates, Series 2000-CF1

DLJ Commercial Mortgage Corp., Commercial Mortgage Pass-Through Certificates, Series 2000-STF1

DLJ Commercial Mortgage Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-CG1

GE Commercial Mortgage Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-C4

GE Commercial Mortgage Corporation, Commercial Mortgage Pass-Through Certificates, Series 2004-C1

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-Cl

J.P. Morgan Chase Commercial Mortgage Securities Corp., Mortgage Pass-Through Certificates, Series 2001-CIBC2

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-KP

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2002-CIBC4

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-FL1

[PAGE]

Exhibit A


J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2004-C3

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Pass-Through Certificates, Series 2004-FL1

J.P. Morgan Chase Commerical Mortage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-PM1

J.P. Morgan Chase Commerical Mortage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2004-CIBC8

JP Morgan Chase Commercial Mortgage Securities Corp, Commercial Mortgage Pass-Through Certificates, Series 2005-LDP4

JP Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-CIBC13

JP Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-FL1

LB-UBS Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2004-C2

Merril Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-Canada 14

Merril Lynch Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2005-MCP1

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-Canada 6

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-Canada 12

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-Canada 15

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-Canada 16

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-Canada 17

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 1998-XL2

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2003-IQ4

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass Through Certificates, Series 2003-XLF

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-IQ8 (sub)

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-XLF

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-HQ5

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificate, Series 2005-XLF

[PAGE]

Exhibit A


NationsLink Funding Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-1

NationsLink Funding Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-2

PNC Commercial Mortgage Acceptance Corp., Commercial Mortgage Pass-Through Certificates, Series 1999-CM1

PNC Mortgage Acceptance Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-Cl

Real Estate Asset Liquidity Trust, Commercial Mortgage Pass-Through Certificates, Series 2005-2

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, Series 2000-C3

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-C1

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-C2

TD Bank Securities CMO, Commercial Mortgage Pass-Through Certificates, Schooner Trust Series 2004-CCF1





  EX-99.1 (g)
(logo) KPMG

KPMG LLP
55 Second Street
San Francisco, CA 94105


Independent Accountants' Report


The Board of Directors
Wells Fargo Bank, N.A.


We have examined management's assertion, included in the accompanying Management Assertion, that Wells Fargo Commercial Mortgage Servicing (a division of Wells Fargo Bank, N.A.), complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2005. Management is responsible for Wells Fargo Commercial Mortgage Servicing's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Wells Fargo Commercial Mortgage Servicing's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards.

In our opinion, management's assertion that Wells Fargo Commercial Mortgage Servicing complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material aspects.



/s/ KPMG LLP


February 21, 2006


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (h)
(logo) PRICEWATERHOUSECOOPERS


PricewaterhouseCoopers LLP
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (646) 471 8910


Report of Independent Auditors


To the Board of Directors of
GMAC Commercial Mortgage Corporation:

We have examined the accompanying assertion, dated March 15, 2006 (see Exhibit
I), by management of GMAC Commercial Mortgage Corporation (the "Company"), about the Company's compliance with its established minimum special servicing policy ("Special Servicing Policy"), which management derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"), as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with the Special Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Special Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its Special Servicing Policy.

In our opinion, management's assertion that the Company complied with the aforementioned Special Servicing Policy as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP


March 15, 2006


(page)


EXHIBIT I


March 15, 2006

Assertion of Management of GMAC Commercial Mortgage Corporation

As of and for the year ended December 31, 2005, GMAC Commercial Mortgage Corporation (the "Servicer"), has complied, in all material respects, with the minimum servicing standards set forth in its Special Servicing Policy (attached in Exhibit III), which was derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As special servicer for the transactions included in Exhibit II, the Company only performs certain functions with respect to loan servicing.

As of December 31, 2005, the company was covered by various General Motors Corporation insurance policies providing for $350 million of fidelity bond insurance and $100 million of errors and omissions insurance.


/s/ Robert D. Feller
Robert D. Feller
Chief Executive Officer
March 15, 2006
Date


/s/ Eric R. Lindner
Eric R. Lindner
Executive Vice President, Real Estate Services Group
March 15, 2006
Date


(page)


EXHIBIT I


/s/ Wayne D. Hoch
Wayne D. Hoch
Executive Vice President and
Chief Financial Officer
March 15, 2006
Date


(page)


Exhibit II

GMAC COMMERCIAL MORTGAGE CORPORATION

TRANSACTIONS ASSOCIATED WITH SPECIAL SERVICING
RESPONSIBILITIES

Deal                                         Description
ACMF 1997-Cl                                 Amresco Commercial Mortgage Funding I Corp, Series 1997-Cl
Aetna 1995-C5                                Aetna 1995 Commercial Mortgage Trust, 1995-C5
AFLF 1998-A                                  Atherton Franchise 1998-A
ARTESIA 1998-Cl                              Artesia Mortgage CMBS, Series 1998-Cl
ASC 1996-MD VI                               Asset Securitization Corp., Series 1996-MD6
BACM 2000-1                                  Bank Of America Commercial Mortgage, Series 2000-1
BASS 2002-X1                                 Bank Of America Structured Securities, Series 2002-X1
BS 1998-Cl                                   Bear Stearns Commercial Mortgage Securities Inc., Series 1998-Cl
BS 1999-Cl                                   Bear Sterns Commercial Mortgage Securities Inc., Series 1999-Cl
BS 1999-WF2                                  Bear Stearns Commercial Mortgage Securities Inc., Series 1999-WF2
BS 2000-WF1                                  Bear Stearns Commercial Mortgage Securities Inc., Series 2000-WF1
BS 2000-WF2                                  Bear Stearns Commercial Mortgage Securities Inc., Series 2000-WF2
BS 2001-TOP2                                 Bear Stearns Commercial Mortgage Securities Inc., Series 2001-Top2
BS 2001-TOP4                                 Bear Stearns Commercial Mortgage Securities Inc., Series 2001-Top4
BS 2002-TOP6                                 Bear Stearns Commercial Mortgage Securities Inc., Series 2002-Top6
                                             Bear Sterns Commercial Mortgage Securities Inc., Series 2003-
BS 2003-PWR2                                 PWR2
                                             Bear Stearns Commercial Mortgage Securities Inc., Series 2004-
BS 2004-BBA3                                 BBA3
                                             Bear Sterns Commercial Mortgage Securities Inc., Series 2005-
BS 2005-PWR9                                 PWR9
BTR 1999-Sl                                  BTR-2 Trust, Series 1999-Sl
CALW-2003                                    Calwest Industrial Trust II, Series 2003-CALW
CARC 2002-1                                  WP Carey Commercial Mortgage Trust, Series 2002-1
CBM 1996-1                                   CBM Funding Corp., Series 1996-1
CCA One, Series 2                            Commercial Capital Access One (DYNEX), Series 2
CCA One, Series 3                            Commercial Capital Access One (DYNEX), Series 3
CCIC 2002-CCL1                               Column Canada Issuer Corp., Series 2002-CCL1
CCMSI 2004-FL1                               Citigroup Commercial Mortgage Securities Inc., Series 2004-FL1
CCMSI 2005-EMG                               Citigroup Commercial Mortgage Securities Inc., Series 2005-EMG
CDC 2002-FX1                                 CDC Commercial Mortgage Trust, Series 2002-FX1
Chase 1997-1                                 Chase Commercial Mortgage Securities Corp, Series 1997-1
Chase 1998-2                                 Chase Commercial Mortgage Securities Corp., Series 1998-2
Chase 2000-2                                 Chase Commercial Mortage Securities Corp., Series 2000-2
CLASI_SFC                                    CLAS I/Steamboat Finance Corp.
CMAC 1996-2                                  Commercial Mortage Acceptance Corp., Series 1996-2
College and University Facility Loan Trust   U.S. Dept. of Education College and University Facility Loan Trust
One                                          One
College and University Facility Loan Trust   U.S. Dept. of Education College and University Facility Loan Trust
Two                                          Two
COMM 2001-J2                                 Deutsche Mortgage & Asset Receiving Corp., Series COMM 2001-J2
COMM 2003-FL9                                COMM Commercial Mortgage, Series COMM 2003-FL9
COMM 2005-C6                                 COMM Commercial Mortgage, Series COMM 2005-C6
Crest G-Star 2001-1                          Crest G-Star 2001-1 CDO


(page)


Exhibit II

Crystal 1996-1                               Crystal Run Property 1996-1
CSFB 1997-PS1                                Credit Suisse First Boston Mortgage Securities Corp., 1997-PS1
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 1998-
CSFB 1998-PS2                                PS2
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 1999-
CSFB 1999-PS3                                PS3
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 2000-
CSFB 2000-PS4                                PS4
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 2001-
CSFB 2001-CF2                                CF2
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 2001-
CSFB 2001-SPG1                               SPG1
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 2002-
CSFB 2002-CP5                                CP5
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 2005-
CSFB 2005-CND2                               CND2
Dillon Reed 1993-K1                          Dillon Reed 1993-K1
Dillon Reed 1994-K1                          Dillon Reed 1994-K1
Dillon Reed 1994-K2                          Dillon Reed 1994-K2
DLJ 1994-MF1                                 DLJ Mortgage Acceptance Corporation, Series 1994-MF1
DLJ 1998-CF1                                 DLJ Commercial Mortgage Corp. Series 1998-CF1
DLJ 1999-CG3                                 DLJ Commercial Mortgage Corp. Series 1999-CG3
DLJ 2000-CF1                                 DLJ Commercial Mortgage Corp. Series 2000-CFI
FC 1994-1                                    Forest City 1994-1
FNMA 1998-M1                                 Fannie Mae Multifamily Remic Trust, Series 1998-Ml
G3 2002-WL1                                  G3 Strategic Investments, LP Series 2002-WL1
                                             Greenwich Capital Commercial Funding Corp. Series GCCFC 2003-
GCCFC 2003-Cl                                Cl
GCCFC 2005-GG3                               Greenwich Capital Commercial Funding Corp, Series 2005-GG3
                                             U.S. Dept. of Agr Farmers Home Admin. Comm. Prog. Loan Trust
GE Community #01                             1987 A
GECC 2000-1                                  GE Capital Commercial Mortgage Corp., Series 2000-1
GECC 2001-2                                  GE Capital Commerical Mortgage Corp., Series 2001-2
GECC 2002-1                                  GE Capital Commerical Mortgage Corp., Series 2002-1
GECC 2003-Cl                                 GE Capital Commerical Mortgage Corp., Series 2003-Cl
GFCM 2003-1                                  GFCM, Commercial Mortgage,, Series 2003-1
GGPMP 2001-GGP1                              GGP Mall Property Trust, 2001-GGP1
GMAC 1996-C1                                 GMAC Commercial Mortgage Securities, Series 1996-C1
GMAC 1997-Cl                                 GMAC Commercial Mortgage Securities, Series 1997-Cl
GMAC 1997-C2                                 GMAC Commercial Mortgage Securities, Series 1997-C2
GMAC 1998-C1                                 GMAC Commercial Mortgage Securities, Series 1998-Cl
GMAC 1998-C2                                 GMAC Commercial Mortgage Securities, Series 1998-C2
GMAC 1999-C1                                 GMAC Commercial Mortgage Securities, Series 1999-Cl
GMAC 1999-C2                                 GMAC Commercial Mortgage Securities, Series 1999-C2
GMAC 1999-C3                                 GMAC Commercial Mortgage Securities, Series 1999-C3
GMAC 1999-CTL1                               GMAC Commercial Mortgage Securities, Series 1999-CTL1
GMAC 2000-Cl                                 GMAC Commercial Mortgage Securities, Series 2000-Cl
GMAC 2000-C2                                 GMAC Commercial Mortgage Securities, Series 2000-C2
GMAC 2000-C3                                 GMAC Commercial Mortgage Securities, Series 2000-C3
GMAC 2000-FL1                                GMAC Commercial Mortgage Securities, Series 2000-FL1
GMAC 2000-FL-A                               GMAC Commercial Mortgage Securities, Series 2000-FL-A


(page)


 Exhibit II

GMAC 2000-FL-F                               GMAC Commercial Mortgage Securities, Series 2000-FLF
GMAC 2001-Cl                                 GMAC Commercial Mortgage Securities, Series 2001-Cl
GMAC 2001-C2                                 GMAC Commercial Mortgage Securities, Series 2001-C2
GMAC 2001-FL1                                GMAC Commercial Mortgage Securities, Series 2001-FL1
GMAC 2001-FLA                                GMAC Commercial Mortgage Securities, Series 2001-FLA
GMAC 2002-Cl                                 GMAC Commercial Mortgage Securities, Series 2002-Cl
GMAC 2002-C2                                 GMAC Commercial Mortgage Securities, Series 2002-C2
GMAC 2002-C3                                 GMAC Commercial Mortgage Securities, Series 2002-C3
GMAC 2002-FL1                                GMAC Commercial Mortgage Securities, Series 2002-FL1
                                             GMAC Commercial Holding Capital Markets, Corp., Series GMAC
GMAC 2002-FX1                                2002-FX1
GMAC 2003-Cl                                 GMAC Commercial Mortgage Securities, Series 2003-Cl
GMAC 2003-C2                                 GMAC Commercial Mortgage Securities, Series 2003-C2
                                             GMAC Commercial Mortage Asset Corp., Series GMAC 2003-
GMAC 2003-DE                                 Double Eagle
GMAC 2003-FL1                                GMAC Commercial Mortgage Securities, Series 2003-FL1
GMAC 2003-FLA                                GMAC Commercial Mortgage Asset Corp., Series 2003-FLA
GMAC 2003-FL-SNF                             GMAC Commercial Mortage Asset Corp. Series 2003 FL-SNF
                                             GMAC Commercial Mortage Asset Corp., Series GMAC 2003-
GMAC 2003-PMSRLP                             PMSRLP
GMAC 2004-C3                                 GMAC Commercial Mortgage Securities, Series 2004-C3
GMAC 2005-Cl                                 GMAC Commercial Mortgage Securities, Series 2005-Cl
GMAC Healthfund I 1999-1                     GMAC Healthfund I, Series 1999-1
GMAC Healthfund I 1999-2                     GMAC Healthfund I, Series 1999-2
GMAC MT1 2001-Al                             GMACCM Mortgage Trust I, Series 2001-Al
GMAC-CAN 2002-FL1                            GMAC Commercial Mortgage of Canada, Series 2002-FL1
GS 1997-GL1                                  GS Mortgage Securities Corp. II, Series 1997-GL1
GS 1998-Cl                                   GS Mortgage Securities Corp. II, Series 1998-Cl
GS 1998-GL2                                  GS Mortgage Securities Corp. II, Series 1998-GL2
GS 2001-1285                                 GS Mortgage Securities Corp. II, Series 2001-1285
GS 2001-GL3                                  GS Mortgage Securities Corp. II, Series 2001-GL III
GS 2001-Rock                                 GS Mortgage Securities Corp. II, Series 2001-Rock
GS 2002-GSFL5                                GS Mortgage Securities Corp. II, Series 2002-GSFL V
GS 2005-GSFL7                                GS Mortgage Securities Corp. II, Series 2005-GSFL VII
IPS 2003-1                                   IPS 2003-1
IStar 2002-1                                 IStar Asset Receivable Trust 2002-1
IStar 2003-1                                 IStar Asset Receivable Trust 2003-1
JPMC 1995-Cl                                 JP Morgan Commercial Mortgage Finance Corp., Series 1995-Cl
JPMC 1996-C2                                 JP Morgan Commercial Mortgage Finance Corp., Series 1996-C2
JPMC 1997-C5                                 JP Morgan Commercial Mortgage Finance Corp., Series 1997-C5
                                             JP Morgan Chase Commercial Mortage Securities Corp., Series
JPMC 2001-A                                  2001-A
                                             JP Morgan Chase Commercial Mortage Securities Corp., Series
JPMC 2001-CIBC1                              2001-CIBC1
JPMC 2003-Cl                                 JP Morgan Commercial Mortgage Finance Corp., Series 2003-Cl
Lakewood 1995-Cl                             Lakewood 1995-Cl
LB 1998-Cl                                   LB Commerical Mortage Trust, Series 1998-Cl
LB 1999-Cl                                   LB Commerical Mortage Trust, Series 1999-Cl
LB ABS 1994-C2                               Lehman ABS Corp., Series 1994-C2
LB SASCO 1997-LL1                            Lehman Brothers LLI (SASCO 1997-LL1), Series 1997-LL1


(page)


Exhibit II

LB UBS 2000-C4                               LB-USB Commercial Mortgage Trust, Series 2000-C4
LB UBS 2001-C7                               LB/UBS (SASCO) 2001-C7
LB UBS 2002-C2                               LB/UBS (SASCO) 2002-C2
LB UBS 2003-C3                               LB-UBS Commercial MortgageTrust, Series 2003-C3
LB UBS 2004-C7                               LB-UBS Commercial Mortgage Trust, 2004-C7
LBCMT 1992-1                                 LBCMT 1992-1
LBCMT 1992-2                                 LBCMT 1992-2
LCMS 2005-MF1                                LaSalle Commercial Mortgage Securities, Inc. Series 2005 MF1
                                             LTC REMIC Corporation (partial Special Servicer) LTC, Series
LTC 1998-1                                   1998-1
LTT 1998-1                                   Liberty Tower Trust I, Series 1998-1
MCA One I-1993                               Mortgage Capital Access One, Series-1993
MCF 1996-MC1                                 Mortgage Capital Funding, Series 1996-MC1
MCF 1996-MC2                                 Mortgage Capital Funding, Series 1996-MC2
MLFA 2001-CAN5                               Merrill Lynch Financial Assets, Series 2001-Canada 5
MLFA 2002-CAN7                               Merrill Lynch Financial Assets, Series 2002-Canada 7
MLFA 2002-CAN8                               Merrill Lynch Financial Assets, Series 2002-Canada 8
MLFA 2003-CAN10                              Merrill Lynch Financial Assets, Series 2003-Canada 10
MLFA 2003-CAN11                              Merrill Lynch Financial Assets, Series 2003-Canada 11
MLFA 2003-CAN9                               Merrill Lynch Financial Assets, Series 2003-Canada 9
MLMI 1995-C2                                 Merrill Lynch Mortgage Investors, Series 1995-C2
MLMI 1998-C1-CTL                             Merrill Lynch Mortgage Loans, Series 1998-C1-CTL
MLMI 1998-C2                                 Merrill Lynch Mortgage Investor, Series 1998-C2
MLML 1998-CAN1                               Merrill Lynch Mortgage Loans, Inc. Series 1998 Canada-1
MLML 1999-CAN2                               Merrill Lynch Mortgage Loans, Inc. Series 1999 Canada-2
MLML 2000-CAN3                               Merrill Lynch Mortgage Loans, Inc. Series 2000 Canada-3
MLML 2000-CAN4                               Merrill Lynch Mortgage Loans, Series 2000-Canada 4
                                             Merrill Lynch Mortgage Trust Commercial Mortage, Series 2002
MLMT 2002 MW1                                MW1
MS 1995-GALl                                 Morgan Stanley Capital I, Series 95-GAL1
MS 1997-Cl                                   Morgan Stanley Capital I, Series 1997-Cl
MS 1997-HF1                                  Morgan Stanley Capital I, Series 1997-HFI
MS 1998-HF2                                  Morgan Stanley Capital I, Series 1998-HF2
MS 1999-WF1                                  Morgan Stanley Capital I, Series 1999-WF1
MSCI 2002-HQ                                 Morgan Stanley Capital I, Series 2002-HQ
MSCI 2004-HQ3                                Morgan Stanley Capital I Inc., Series 2004-HQ3
MSCI 2004-HQ4                                Morgan Stanley Capital I Inc., Series 2004-HQ4
MSCI 2005-HQ5                                Morgan Stanley Capital I Inc., Series 2005-HQ5
MSDW 2000-LIFE2                              Morgan Stanley Dean Witter Capital I, Series 2000-Life2
MSDW 2001-FRM                                MSDW (Freehold Raceway Mall Trust), Series 2001-FRM
MSDW 2001-IQ                                 Morgan Stanley Dean Witter Capital I, Series 2001-IQ
MSDW 2001-TOP1                               Morgan Stanley Dean Witter Capital I, Series 2001-Topl
MSDW 2001-TOP3                               Morgan Stanley Dean Witter Capital I, Series 2001-Top3
MSDW 2001-TOP5                               Morgan Stanley Dean Witter Capital I, Series 2001-Top5
MSDW 2002-IQ2                                Morgan Stanley Dean Witter Capital I Trust, Series 2002-IQ2
MSDW 2002-IQ3                                Morgan Stanley Dean Witter Capital I, Series 2002-IQ3
MSDW 2002-TOP7                               Morgan Stanley Dean Witter Capital I, Series 2002-Top7
NATIONSLINK, 1996-1                          NationsLink Funding Corp., Series 1996-1
NMC 1995-M2                                  NationsBanc Mortgage Capital Corp, 1995-M2


(page)


Exhibit II


NOMURA 1996 D-2                              Nomura Asset Securities Corp., 1996 D-2
NOMURA 1996-MD5                              Nomura Asset Securities Corp., 1996-MD V
NOMURA 1997-D4                               Nomura Asset Securities Corp., 1997-D4
OSEC 1995-1                                  Oregon Commercial Mortgage (OSEC), Series 1995-1
PARK 1997-Cl                                 277 Park Avenue Finance Corp., Series 1997-Cl
PM 1996-PML                                  Penn Mutual, Series 1996-PML
PMAC 1996-M1                                 PaineWebber Mortgage Acceptance Corp. IV, Series 1996-Ml
PNC 2000-Cl                                  PNC Mortgage Acceptance Corp., Series 2000-Cl
Public Facility Loan Trust 1998-HUD-04       Public Facility Loan Trust, August 1988
REAL 2004-1                                  Real Estate Asset Liquidity Trust, 2004-1
RJ Mortgage 1993-K-A                         RJ Mortgage 1993-K-A
SB 1999-Cl                                   Salomon Brothers Mortgage Securities VII, Series 1999-Cl
SB 2000-Cl                                   Salomon Brothers Mortgage Securities VII, Series 2000-Cl
                                             Commercial Mortgage Origination Company of Canada, Solar 2001-
Schooner Trust 2001-1                        1
                                             Commercial Mortgage Origination Company of Canada, Solar 2002-
Schooner Trust 2002-1                        1
                                             Commercial Mortgage Origination Company of Canada, Solar 2003-
Schooner Trust 2003-CC1                      CC1
SDG Macerich CMO                             SDG Macerich Funding Limited Partnership, CMO
SL 1997-Cl                                   SL Commercial Mortgage Trust(SUN LIFE), Series 1997-Cl
U-Haul Self Storage 1993-1                   U-Haul 1993-1
Wachovia 2002-C2                             Wachovia Bank Commercial Mortgage Trust, Series 2002-C2
Wachovia 2005-C16                            Wachovia Bank Commercial Mortgage Trust, Series 2005 - C16
Wachovia 2005-C18                            Wachovia Bank Commercial Mortgage Trust, Series 2005 - C18


(page)


Exhibit III


GMAC COMMERCIAL MORTGAGE CORPORATION

MINIMUM SPECIAL SERVICING POLICY


I. DELINQUENCIES

1. Records documenting collections efforts shall be maintained during the period a loan is in default and shall be updated at least monthly for loans in which there has been a change in status. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g. illness or unemployment).


II. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.2 (a)
Wachovia Securities
8739 Research Drive, URP4
Charlotte, NC 28288

(logo)

WACHOVIA SECURITIES


Management Assertion


As of and for the year ended December 31, 2005, the Commercial Real Estate Servicing Division of Wachovia Bank, National Association (the Bank) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards
V.4. and VI.1., which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans. As of and for this same period, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $25 million, respectively.


/s/ Alan Kronovet
Alan Kronovet
Managing Director
Wachovia Bank, National Association

3/1/06
Date


/s/ Timothy Ryan
Timothy Ryan
Managing Director
Wachovia Bank, National Association

3/1/06
Date


/s/ Clyde Alexander
Clyde Alexander
Director
Wachovia Bank, National Association

3/1/06
Date





  EX-99.2 (b)
(logo) LNR
       Partners, Inc.


March 13, 2006


LaSalle Bank, N.A.
135 S. LaSalle Street, Suite 1625
Chicago, IL 60603
Attention: Andy Streepey

Re: Annual Independent Public Accountant's Servicing Report
    Pooling and Servicing Agreement
    Greenwich Capital Commercial Funding Corp., Commercial Mortgage Pass-Through Certificates, Series 2004-GG1

To Whom It May Concern:

As of and for the year ended December 31, 2005, LNR Partners, Inc. has complied in all material respects with the applicable minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers applicable to the commercial and multifamily mortgages for the Special Servicer as noted in the attachment to this assertion. As of and for this same period, LNR Partners, Inc. had in effect a fidelity bond in the amount of $10,000,000 and an errors and omissions policy in the amount of $10,000,000.

Sincerely,

LNR PARTNERS, INC.


/s/ Susan K. Chapman
Susan K. Chapman
Vice President


cc: Wachovia Bank, NA
    8739 Research Drive-URP4
    Charlotte, NC 28262-1075
    Greenwich Capital Commercial Funding Corp. Series 2004-GG1


1601 Washington Avenue * Suite 700 * Miami Beach, Florida 33139
Telephone: (305) 695-5600 * Fax: (305) 695-5601


(page)


GCCFC 2004-GG1
March 13, 2006
Page 2


Greenwich Capital Commercial Funding Corp.
600 Steamboat Road
Greenwich, CT 06830
Perry Gershon

Moody's Investors Service Inc.
99 Church Street, 4th Floor
New York, NY 10007
Commercial MBS Monitoring Department

Standard & Poor's Rating Services, Inc.
55 Water Street
New York, NY 10004
CMBS Surveillance Department

Fitch, Inc.
One State Street Plaza, 31st Floor
New York, NY 10004
Commercial Mortgage-Backed Securities Group

Goldman, Sachs & Co.
85 Broad Street
New York, NY 10041-0003
Rolf Edwards

Banc of America Securities LLC
214 North Tryon Street
Charlotte, NC 28255
Christopher D. Farwell

Credit Suisse
11 Madison Avenue
New York, NY 10010
Debra Huddleston

Morgan Stanley & Co.
1585 Broadway
New York, NY 10036
Anthony J. Sfarra





  EX-99.2 (c)
EXHIBIT I



March 15, 2006

Assertion of Management of GMAC Commercial Mortgage Corporation

As of and for the year ended December 31, 2005, GMAC Commercial Mortgage Corporation (the "Servicer"), has complied, in all material respects, with the minimum servicing standards set forth in its Special Servicing Policy (attached in Exhibit III), which was derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As special servicer for the transactions included in Exhibit II, the Company only performs certain functions with respect to loan servicing.

As of December 31, 2005, the company was covered by various General Motors Corporation insurance policies providing for $350 million of fidelity bond insurance and $100 million of errors and omissions insurance.



/s/ Robert D. Feller
Robert D. Feller
Chief Executive Officer
March 15, 2006
Date



/s/ Eric R. Lindner
Eric R. Lindner
Executive Vice President, Real Estate Services Group
March 15, 2006
Date

(PAGE)


EXHIBIT I



/s/ Wayne D. Hoch
Wayne D. Hoch
Executive Vice President and
Chief Financial Officer
March 15, 2006
Date

(PAGE)


Exhibit II

GMAC COMMERCIAL MORTGAGE CORPORATION

TRANSACTIONS ASSOCIATED WITH SPECIAL SERVICING
RESPONSIBILITIES


   Deal                                            Description
ACMF 1997-C1                      Amresco Commercial Mortgage Funding I Corp, Series 1997-C1
Aetna 1995-05                     Aetna 1995 Commercial Mortgage Trust, 1995-C5
AFLF 1998-A                       Atherton Franchise 1998-A
ARTESIA 1998-C1                   Artesia Mortgage CMBS, Series 1998-C1
ASC 1996-MD VI                    Asset Securitization Corp., Series 1996-MD6
BACM 2000-1                       Bank Of America Commercial Mortgage, Series 2000-1
BASS 2002-X1                      Bank Of America Structured Securities, Series 2002-X1
BS 1998-C1                        Bear Stearns Commercial Mortgage Securities Inc., Series 1998-C1
BS 1999-C1                        Bear Sterns Commercial Mortgage Securities Inc., Series 1999-C1
BS 1999-WF2                       Bear Stearns Commercial Mortgage Securities Inc., Series 1999-WF2
BS 2000-WF1                       Bear Stearns Commercial Mortgage Securities Inc., Series 2000-WF1
BS 2000-WF2                       Bear Stearns Commercial Mortgage Securities Inc., Series 2000-WF2
BS 2001-TOP2                      Bear Stearns Commercial Mortgage Securities Inc., Series 2001-Top2
BS 2001-TOP4                      Bear Stearns Commercial Mortgage Securities Inc., Series 2001-Top4
BS 2002-TOP6                      Bear Stearns Commercial Mortgage Securities Inc., Series 2002-Top6
                                  Bear Sterns Commercial Mortgage Securities Inc., Series 2003-
BS 2003-PWR2                      PWR2
                                  Bear Stearns Commercial Mortgage Securities Inc., Series 2004-
BS 2004-BBA3                      BBA3
                                  Bear Sterns Commercial Mortgage Securities Inc., Series 2005-
BS 2005-PWR9                      PWR9
BTR 1999-S1                       BTR-2 Trust, Series 1999-S1
CALW-2003                         Calwest Industrial Trust II, Series 2003-CALW
CARC 2002-1                       WP Carey Commercial Mortgage Trust, Series 2002-1
CBM 1996-1                        CBM Funding Corp., Series 1996-1
CCA One, Series 2                 Commercial Capital Access One (DYNEX), Series 2
CCA One, Series 3                 Commercial Capital Access One (DYNEX), Series 3
CCIC 2002-CCL1                    Column Canada Issuer Corp., Series 2002-CCL1
CCMSI 2004-FL1                    Citigroup Commercial Mortgage Securities Inc., Series 2004-FL1
CCMSI 2005-EMG                    Citigroup Commercial Mortgage Securities Inc., Series 2005-EMG
CDC 2002-FX1                      CDC Commercial Mortgage Trust, Series 2002-FX1
Chase 1997-1                      Chase Commercial Mortgage Securities Corp, Series 1997-1
Chase 1998-2                      Chase Commercial Mortgage Securities Corp., Series 1998-2
Chase 2000-2                      Chase Commercial Mortage Securities Corp., Series 2000-2
CLASI_SFC                         CLAS I/Steamboat Finance Corp.
CMAC 1996-2                       Commercial Mortage Acceptance Corp., Series 1996-2
College and University            U.S. Dept. of Education College and University Facility Loan Trust
Facility Loan Trust One           One
College and University            U.S. Dept. of Education College and University Facility Loan Trust
Facility Loan Trust Two           Two
COMM 2001-J2                      Deutsche Mortgage & Asset Receiving Corp., Series COMM 2001-J2
COMM 2003-FL9                     COMM Commercial Mortgage, Series COMM 2003-FL9
COMM 2005-C6                      COMM Commercial Mortgage, Series COMM 2005-C6
Crest G-Star 2001-1               Crest G-Star 2001-1 CDO

(PAGE)


Exhibit II

Crystal 1996-1                    Crystal Run Property 1996-1
CSFB 1997-PS1                     Credit Suisse First Boston Mortgage Securities Corp., 1997-PS1
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 1998-
CSFB 1998-PS2                     PS2
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 1999-
CSFB 1999-PS3                     PS3
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 2000-
CSFB 2000-PS4                     PS4
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 2001-
CSFB 2001-CF2                     CF2
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 2001-
CSFB 2001-SPG1                    SPG1
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 2002-
CSFB 2002-CP5                     CP5
                                  Credit Suisse First Boston Mortgage Securities Corp., Series 2005-
CSFB 2005-CND2                    CND2
Dillon Reed 1993-K1               Dillon Reed 1993-K1
Dillon Reed 1994-K1               Dillon Reed 1994-K1
Dillon Reed 1994-K2               Dillon Reed 1994-K2
DLJ 1994-MF1                      DLJ Mortgage Acceptance Corporation, Series 1994-MF1
DLJ 1998-CF1                      DLJ Commercial Mortgage Corp. Series 1998-CF1
DLJ 1999-CG3                      DLJ Commercial Mortgage Corp. Series 1999-CG3
DLJ 2000-CF1                      DLJ Commercial Mortgage Corp. Series 2000-CF1
FC 1994-1                         Forest City 1994-1
FNMA 1998-M1                      Fannie Mae Multifamily Remic Trust, Series 1998-M1
G3 2002-WL1                       G3 Strategic Investments, LP Series 2002-WL1
                                  Greenwich Capital Commercial Funding Corp. Series GCCFC 2003-
GCCFC 2003-C1                     C1
GCCFC 2005-GG3                    Greenwich Capital Commercial Funding Corp, Series 2005-GG3
                                  U.S. Dept. of Agr Farmers Home Admin. Comm. Prog. Loan Trust
GE Community #01                  1987 A
GECC 2000-1                       GE Capital Commercial Mortgage Corp., Series 2000-1
GECC 2001-2                       GE Capital Commerical Mortgage Corp., Series 2001-2
GECC 2002-1                       GE Capital Commerical Mortgage Corp., Series 2002-1
GECC 2003-C1                      GE Capital Commerical Mortgage Corp., Series 2003-C1
GFCM 2003-1                       GFCM, Commercial Mortgage, , Series 2003-1
GGPMP 2001-GGP1                   GGP Mall Property Trust, 2001-GGP1
GMAC 1996-C1                      GMAC Commercial Mortgage Securities, Series 1996-C1
GMAC 1997-C1                      GMAC Commercial Mortgage Securities, Series 1997-C1
GMAC 1997-C2                      GMAC Commercial Mortgage Securities, Series 1997-C2
GMAC 1998-C1                      GMAC Commercial Mortgage Securities, Series 1998-C1
GMAC 1998-C2                      GMAC Commercial Mortgage Securities, Series 1998-C2
GMAC 1999-C1                      GMAC Commercial Mortgage Securities, Series 1999-C1
GMAC 1999-C2                      GMAC Commercial Mortgage Securities, Series 1999-C2
GMAC 1999-C3                      GMAC Commercial Mortgage Securities, Series 1999-C3
GMAC 1999-CTL1                    GMAC Commercial Mortgage Securities, Series 1999-CTL1
GMAC 2000-C1                      GMAC Commercial Mortgage Securities, Series 2000-C1
GMAC 2000-C2                      GMAC Commercial Mortgage Securities, Series 2000-C2
GMAC 2000-C3                      GMAC Commercial Mortgage Securities, Series 2000-C3
GMAC 2000-FL1                     GMAC Commercial Mortgage Securities, Series 2000-FL1
GMAC 2000-FL-A                    GMAC Commercial Mortgage Securities, Series 2000-FL-A

(PAGE)


Exhibit II

GMAC 2000-FL-F                    GMAC Commercial Mortgage Securities, Series 2000-FLF
GMAC 2001-C1                      GMAC Commercial Mortgage Securities, Series 2001-C1
GMAC 2001-C2                      GMAC Commercial Mortgage Securities, Series 2001-C2
GMAC 2001-FL1                     GMAC Commercial Mortgage Securities, Series 2001-FL1
GMAC 2001-FLA                     GMAC Commercial Mortgage Securities, Series 2001-FLA
GMAC 2002-C1                      GMAC Commercial Mortgage Securities, Series 2002-C1
GMAC 2002-C2                      GMAC Commercial Mortgage Securities, Series 2002-C2
GMAC 2002-C3                      GMAC Commercial Mortgage Securities, Series 2002-C3
GMAC 2002-FL1                     GMAC Commercial Mortgage Securities, Series 2002-FL1
                                  GMAC Commercial Holding Capital Markets, Corp., Series GMAC
GMAC 2002-FX1                     2002-FX1
GMAC 2003-C1                      GMAC Commercial Mortgage Securities, Series 2003-C1
GMAC 2003-C2                      GMAC Commercial Mortgage Securities, Series 2003-C2
                                  GMAC Commercial Mortage Asset Corp., Series GMAC 2003-
GMAC 2003-DE                      Double Eagle
GMAC 2003-FL1                     GMAC Commercial Mortgage Securities, Series 2003-FL1
GMAC 2003-FLA                     GMAC Commercial Mortgage Asset Corp., Series 2003-FLA
GMAC 2003-FL-SNF                  GMAC Commercial Mortage Asset Corp. Series 2003 FL-SNF
                                  GMAC Commercial Mortage Asset Corp., Series GMAC 2003-
GMAC 2003-PMSRLP                  PMSRLP
GMAC 2004-C3                      GMAC Commercial Mortgage Securities, Series 2004-C3
GMAC 2005-C1                      GMAC Commercial Mortgage Securities, Series 2005-C1
GMAC Healthfund I 1999-1          GMAC Healthfund I, Series 1999-1
GMAC Healthfund I 1999-2          GMAC Healthfund I, Series 1999-2
GMAC MT1 2001-A1                  GMACCM Mortgage Trust I, Series 2001-A1
GMAC-CAN 2002-FL1                 GMAC Commercial Mortgage of Canada, Series 2002-FL1
GS 1997-GL1                       GS Mortgage Securities Corp. II, Series 1997-GL1
GS 1998-C1                        GS Mortgage Securities Corp. II, Series 1998-C1
GS 1998-GL2                       GS Mortgage Securities Corp. II, Series 1998-GL2
GS 2001-1285                      GS Mortgage Securities Corp. II, Series 2001-1285
GS 2001-GL3                       GS Mortgage Securities Corp. II, Series 2001-GL III
GS 2001-Rock                      GS Mortgage Securities Corp. II, Series 2001-Rock
GS 2002-GSFL5                     GS Mortgage Securities Corp. II, Series 2002-GSFL V
GS 2005-GSFL7                     GS Mortgage Securities Corp. II, Series 2005-GSFL VII
IPS 2003-1                        IPS 2003-1
IStar 2002-1                      IStar Asset Receivable Trust 2002-1
IStar 2003-1                      IStar Asset Receivable Trust 2003-1
JPMC 1995-C1                      JP Morgan Commercial Mortgage Finance Corp., Series 1995-C1
JPMC 1996-C2                      JP Morgan Commercial Mortgage Finance Corp., Series 1996-C2
JPMC 1997-C5                      JP Morgan Commercial Mortgage Finance Corp., Series 1997-05
                                  JP Morgan Chase Commercial Mortage Securities Corp., Series
JPMC 2001-A                       2001-A
                                  JP Morgan Chase Commercial Mortage Securities Corp., Series
JPMC 2001-CIBC1                   2001-CIBC1
JPMC 2003-C1                      JP Morgan Commercial Mortgage Finance Corp., Series 2003-C1
Lakewood 1995-C1                  Lakewood 1995-C1
LB 1998-C1                        LB Commerical Mortage Trust, Series 1998-C1
LB 1999-C1                        LB Commerical Mortage Trust, Series 1999-C1
LB ABS 1994-C2                    Lehman ABS Corp., Series 1994-C2
LB SASCO 1997-LL1                 Lehman Brothers LLI (SASCO 1997-LL1), Series 1997-LL1

(PAGE)


Exhibit II

LB UBS 2000-C4                    LB-USB Commercial Mortgage Trust, Series 2000-C4
LB UBS 2001-C7                    LB/UBS (SASCO) 2001-C7
LB UBS 2002-C2                    LB/UBS (SASCO) 2002-C2
LB UBS 2003-C3                    LB-UBS Commercial MortgageTrust, Series 2003-C3
LB UBS 2004-C7                    LB-UBS Commercial Mortgage Trust, 2004-C7
LBCMT 1992-1                      LBCMT 1992-1
LBCMT 1992-2                      LBCMT 1992-2
LCMS 2005-MF1                     LaSalle Commercial Mortgage Securities, Inc. Series 2005 MF1
                                  LTC REMIC Corporation (partial Special Servicer) LTC, Series
LTC 1998-1                        1998-1
LTT 1998-1                        Liberty Tower Trust I, Series 1998-1
MCA One I-1993                    Mortgage Capital Access One, Series-1993
MCF 1996-MC1                      Mortgage Capital Funding, Series 1996-MC1
MCF 1996-MC2                      Mortgage Capital Funding, Series 1996-MC2
MLFA 2001-CAN5                    Merrill Lynch Financial Assets, Series 2001-Canada 5
MLFA 2002-CAN7                    Merrill Lynch Financial Assets, Series 2002-Canada 7
MLFA 2002-CAN8                    Merrill Lynch Financial Assets, Series 2002-Canada 8
MLFA 2003-CAN10                   Merrill Lynch Financial Assets, Series 2003-Canada 10
MLFA 2003-CAN11                   Merrill Lynch Financial Assets, Series 2003-Canada 11
MLFA 2003-CAN9                    Merrill Lynch Financial Assets, Series 2003-Canada 9
MLMI 1995-C2                      Merrill Lynch Mortgage Investors, Series 1995-C2
MLMI 1998-C1-CTL                  Merrill Lynch Mortgage Loans, Series 1998-C1-CTL
MLMI 1998-C2                      Merrill Lynch Mortgage Investor, Series 1998-C2
MLML 1998-CAN1                    Merrill Lynch Mortgage Loans, Inc. Series 1998 Canada-1
MLML 1999-CAN2                    Merrill Lynch Mortgage Loans, Inc. Series 1999 Canada-2
MLML 2000-CAN3                    Merrill Lynch Mortgage Loans, Inc. Series 2000 Canada-3
MLML 2000-CAN4                    Merrill Lynch Mortgage Loans, Series 2000-Canada 4
                                  Merrill Lynch Mortgage Trust Commercial Mortage, Series 2002
MLMT 2002 MW1                     MW1
MS 1995-GAL1                      Morgan Stanley Capital I, Series 95-GAL1
MS 1997-C1                        Morgan Stanley Capital I, Series 1997-C1
MS 1997-HF1                       Morgan Stanley Capital I, Series 1997-HFI
MS 1998-HF2                       Morgan Stanley Capital I, Series 1998-HF2
MS 1999-WF1                       Morgan Stanley Capital I, Series 1999-WF1
MSCI 2002-HQ                      Morgan Stanley Capital I, Series 2002-HQ
MSCI 2004-HQ3                     Morgan Stanley Capital I Inc., Series 2004-HQ3
MSCI 2004-HQ4                     Morgan Stanley Capital I Inc., Series 2004-HQ4
MSCI 2005-HQ5                     Morgan Stanley Capital I Inc., Series 2005-HQ5
MSDW 2000-LIFE2                   Morgan Stanley Dean Witter Capital I, Series 2000-Life2
MSDW 2001-FRM                     MSDW (Freehold Raceway Mall Trust), Series 2001-FRM
MSDW 2001-IQ                      Morgan Stanley Dean Witter Capital I, Series 2001-IQ
MSDW 2001-TOP1                    Morgan Stanley Dean Witter Capital I, Series 2001-Top1
MSDW 2001-TOP3                    Morgan Stanley Dean Witter Capital I, Series 2001-Top3
MSDW 2001-TOP5                    Morgan Stanley Dean Witter Capital I, Series 2001-Top5
MSDW 2002-IQ2                     Morgan Stanley Dean Witter Capital I Trust, Series 2002-IQ2
MSDW 2002-IQ3                     Morgan Stanley Dean Witter Capital I, Series 2002-IQ3
MSDW 2002-TOP7                    Morgan Stanley Dean Witter Capital I, Series 2002-Top7
NATIONSLINK, 1996-1               NationsLink Funding Corp., Series 1996-1
NMC 1995-M2                       NationsBanc Mortgage Capital Corp, 1995-M2

(PAGE)


Exhibit II

NOMURA 1996 D-2                   Nomura Asset Securities Corp., 1996 D-2
NOMURA 1996-MD5                   Nomura Asset Securities Corp., 1996-MD V
NOMURA 1997-D4                    Nomura Asset Securities Corp., 1997-D4
OSEC 1995-1                       Oregon Commercial Mortgage (OSEC), Series 1995-1
PARK 1997-C1                      277 Park Avenue Finance Corp., Series 1997-C1
PM 1996-PML                       Penn Mutual, Series 1996-PML
PMAC 1996-M1                      PaineWebber Mortgage Acceptance Corp. IV, Series 1996-M1
PNC 2000-C1                       PNC Mortgage Acceptance Corp., Series 2000-C1
Public Facility Loan
Trust 1998-HUD-04                 Public Facility Loan Trust, August 1988
REAL 2004-1                       Real Estate Asset Liquidity Trust, 2004-1
RJ Mortgage 1993-K-A              RJ Mortgage 1993-K-A
SB 1999-C1                        Salomon Brothers Mortgage Securities VII, Series 1999-C1
SB 2000-C1                        Salomon Brothers Mortgage Securities VII, Series 2000-C1
                                  Commercial Mortgage Origination Company of Canada, Solar 2001-
Schooner Trust 2001-1             1
                                  Commercial Mortgage Origination Company of Canada, Solar 2002-
Schooner Trust 2002-1             1
                                  Commercial Mortgage Origination Company of Canada, Solar 2003-
Schooner Trust 2003-CC1           CC 1
SDG Macerich CMO                  SDG Macerich Funding Limited Partnership, CMO
SL 1997-C1                        SL Commercial Mortgage Trust(SUN LIFE) , Series 1997-C1
U-Haul Self Storage 1993-1        U-Haul 1993-1
Wachovia 2002-C2                  Wachovia Bank Commercial Mortgage Trust, Series 2002-C2
Wachovia 2005-C16                 Wachovia Bank Commercial Mortgage Trust, Series 2005-C16
Wachovia 2005-C18                 Wachovia Bank Commercial Mortgage Trust, Series 2005-C18

(PAGE)


Exhibit III


GMAC COMMERCIAL MORTGAGE CORPORATION

MINIMUM SPECIAL SERVICING POLICY


 I. DELINQUENCIES
    1. Records documenting collections efforts shall be maintained during the period a loan is in default and shall be updated at least monthly for loans in which there has been a change in status. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g. illness or unemployment).

II. INSURANCE POLICIES
    1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.






  EX-99.2 (d)
Exhibit I


Management's Assertion Concerning Compliance
With Minimum Master Servicing Standards

February 27, 2006

As of and for the year ended December 31, 2005, for the master servicing transactions included in Exhibit II. GMAC Commercial Mortgage Corporation has complied, in all material respects, with the applicable minimum master servicing standards set forth in the company's Master Servicing Policy (attached in Exhibit III), which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except with respect to the requirement that reconciling items shall be resolved within ninety (90) calendar days of identification, for which the company was not in compliance.


As of December 31, 2005, the company was covered by various General Motors Corporation insurance policies providing $350 million of fidelity bond insurance and $100 million of errors and omissions insurance.


/s/ Robert D. Feller
Robert D. Feller
Chief Executive Officer

/s/ Michael I. Lipson
Michael I. Lipson
Executive Vice President, Global Servicing

/s/ Wayne D. Hoch
Wayne D. Hoch
Executive Vice President and Chief Financial Officer

(page)

Exhibit II

GMAC COMMERCIAL MORTGAGE CORPORATION
TRANSACTIONS ASSOCIATED WITH MASTER SERVICING
RESPONSIBILITIES

ACMF I SERIES 1997-C1
AETNA SERIES 1995-05
AMERICAN SOUTHWEST SERIES 1993-2
ASC SERIES 1996-D3
ASC SERIES 1997-D4
ATHERTON 1997-1
ATHERTON 1998-A
ATHERTON 1999-A
ATHERTON WAREHOUSE-AW9601
ATHERTON-PW WAREHOUSE
BACM 2001-C1
BANK OF AMERICA 2002-X1
BKB SERIES 1997-C1 (LB)
CALSTERS 2002 C6
CALWEST 2003-CALW
CAPCO SERIES 1998-D7
CCMSC 2001-245 PRK AVE
CDC 2002-FX1
CDO SERIES 2004-1
CG SERIES 2005-EMG
CGMT SERIES 2004-FL1
CHASE SERIES 1996-1
CHASE SERIES 1996-2
CHASE SERIES 1997-1
CHASE SERIES 1997-2
CHASE SERIES 1998-2
CHASE SERIES 2000-FL1
CHASE-FIRST UNION 1999-1
CITICORP LEASE TRUST 1999-1
COLUMN SERIES 2002 CCL1
COMM 2001-J2
COMM 2003-LNB1
COMM 2005-FL11
COMM SERIES 2001-FL5
COMM SERIES 2004-LNB2
COMM SERIES 2004-LNB4
COMM SERIES 2005-C6
CREST GSTAR 2001-1
CSFB SERIES 1995-Ml
CSFB SERIES 1997-PS1
CSFB SERIES 1998-PS2
CSFB SERIES 1999-PS3
CSFB SERIES 2000-C1
CSFB SERIES 2000-PS4
CSFB SERIES 2001-CF2

(page)

CSFB SERIES 2001-SPG1
CSFB SERIES 2005-C1
CSFB SERIES 2005-C5
DAIWA 1993-1
DLJ SERIES 1996-CF1
DLJ SERIES 1997-CF1
EDI
EDII
EMAC 1998
EMAC 1999
EMAC 2000
FMAC 1991-A
FMAC 1993-B
FMAC 1994-A
FMAC 1995-B
FMAC 1996-B
FMAC 1997-A
FMAC 1997-B
FMAC 1997-C
FMAC 1998-A
FMAC 1998-B
FMAC 1998-C
FMAC 1998-D
FMAC 2000-A
FMHA
FNMA SERIES 1998-M1
FOREST CITY 1994-1
FREEHOLD RACEWAY
G3 STRATEGIC INV 2002-WL1
GCCF SERIES 2005-GG3
GFCM 2003-1
GGP MALL PROP TR-SERIES 2001-GGP1
GMACCM SERIES 1996-C1
GMACCM SERIES 1997-C1
GMACCM SERIES 1997-C2
GMACCM SERIES 1998-C1
GMACCM SERIES 1998-C2
GMACCM SERIES 1999-C1
GMACCM SERIES 1999-C2
GMACCM SERIES 1999-C3
GMACCM SERIES 1999-CTL1
GMACCM SERIES 2000-C1
GMACCM SERIES 2000-C2
GMACCM SERIES 2000-C3
GMACCM SERIES 2000-FL1
GMACCM SERIES 2000-FL-F
GMACCM SERIES 2001-A
GMACCM SERIES 2001-C1
GMACCM SERIES 2001-C2
GMACCM SERIES 2001-FL1
GMACCM SERIES 2002-C1

(page)

GMACCM SERIES 2002-C2
GMACCM SERIES 2002-C3
GMACCM SERIES 2002-FL1
GMACCM SERIES 2003 SENIORS
GMACCM SERIES 2003-C1
GMACCM SERIES 2003-C2
GMACCM SERIES 2003-C3
GMACCM SERIES 2003-FL1
GMACCM SERIES 2003-FLA
GMACCM SERIES 2003-FL-SNF
GMACCM SERIES 2004-C1
GMACCM SERIES 2004-C2
GMACCM SERIES 2004-C3
GMACCM SERIES 2005-C1
G-MAX 2002-FLA
GMAX 2002-FX-1
GOLDMAN SACHS SERIES 1997-GLI
GOLDMAN SACHS SERIES 1998-C1
GOLDMAN SACHS SERIES 1998-GLII
GOLDMAN SACHS SERIES 1999-C1
GOLDMAN SACHS SERIES 2001-1285
GOLDMAN SACHS SERIES 2001-GL3
GOLDMAN SACHS SERIES 2001-ROCK
GOLDMAN SACHS SERIES 2002-GSFL V
GOLDMAN SACHS SERIES 2003-C1
GOLDMAN SACHS SERIES 2005-GG4
GOLDMAN SACHS SERIES 2005-GSFL VII
HEALTHFUND 1999-1
HUD
IPS 2005-1
JP MORGAN CHASE SERIES 2001-A
JP MORGAN CHASE SERIES 2001-CIBC1
JP MORGAN CHASE SERIES 2002-C3
JP MORGAN CHASE SERIES 2004-C1
JP MORGAN CHASE SERIES 2004-C2
JP MORGAN CHASE SERIES 2004-CIBC10
JP MORGAN CHASE SERIES 2004-CIBC8
JP MORGAN CHASE SERIES 2004-CIBC9
JP MORGAN CHASE SERIES 2004-LN2
JP MORGAN CHASE SERIES 2005-CIBC11
JP MORGAN CHASE SERIES 2005-CIBC12
JP MORGAN CHASE SERIES 2005-LDP3
JP MORGAN CHASE SERIES 2005-LDP4
JP MORGAN CHASE SERIES 2005-LDP5
LEHMAN BROTHERS SERIES 1992-2
LEHMAN BROTHERS SERIES 1992-1
LEHMAN BROTHERS SERIES 1995-C2
LEHMAN BROTHERS SERIES 1996-C2
LEHMAN BROTHERS SERIES 1998-C1
LIBRARY TOWER 1998-1
LK94C2

(page)

LONG LANE MASTER TRUST IV
LTC SERIES 1998-1
MCF 1996-MC2 (NATIONS)
MCF SERIES 1996-MC1
MCF SERIES 1998-MC1
MCF SERIES 1998-MC3
MERRILL LYNCH SERIES 1995-C3
MERRILL LYNCH SERIES 1996-C1
MERRILL LYNCH SERIES 1997-C1
MERRILL LYNCH SERIES 1998-C1-CTL
MERRILL LYNCH SERIES 1999 C2
MERRILL LYNCH SERIES 2000 CANADA 3
MERRILL LYNCH SERIES 2000-C4
MERRILL LYNCH SERIES 2001-05
MERRILL LYNCH SERIES 2002-BC2P
MERRILL LYNCH SERIES 2002-C7
MERRILL LYNCH SERIES 2002-C8
MERRILL LYNCH SERIES 2003 C-11
MERRILL LYNCH SERIES 2003-C10
MERRILL LYNCH SERIES 2003-C9
MERRILL LYNCH SERIES SERIES 2000-BELL MOBILITY
MERRILL LYNCH SERIES 2005-LC1
MORGAN STANLEY SERIES 1996-C1
MORGAN STANLEY SERIES 1997-C1
MORGAN STANLEY SERIES 1997-XL1
MORGAN STANLEY SERIES 1998-CF1
MORGAN STANLEY SERIES 1998-HF1
MORGAN STANLEY SERIES 1998-HF2
MORGAN STANLEY SERIES 1999-RM1
MSDW SERIES 1997-HF1
MSDW SERIES 1999-FNV1
MSDW SERIES 2001-IQ
MSDW SERIES 2001-PPM
MSDW SERIES 2002-HQ
MSDW SERIES 2002-IQ3
MSDW SERIES 2002-WM
MSDW SERIES 2003-IQ4
MSDW SERIES 2003-IQ5
MSDW SERIES 2003-IQ5 - B&B NOTES
MSDW SERIES 2005- IQ-10
NATIONS LINK SERIES 1996-1
NEW ENGLAN MUTUAL
NOMURA SERIES 1993 1 (HM9301)
NOMURA SERIES 1995 MD IV
NOMURA SERIES 1996 MD V
NOMURA SERIES 1996 MD VI
NOMURA SERIES 1998-D6
OREGON SERIES 1995-1
PAINE WEBBER 1996-13
PRUDENTIAL SECURITIES CREDIT
REAL - T SERIES 2004-1

(page)

SALOMON BROTHERS SERIES 1999-C1
SALOMON BROTHERS SERIES 2000-C1
SASCO SERIES 1997-LL1
SDG MACERICH (CMO)
SL COMMERCIAL 1997 C1
SOLAR TRUST SERIES 2001-1
SOLAR TRUST SERIES 2002-1
SOLAR TRUST SERIES 2003-CC1
U-HAUL SERIES 1993-1
USGI 1992-1

(page)

Exhibit III

GMAC COMMERCIAL MORTGAGE CORPORATION
MINIMUM MASTER SERVICING POLICY

I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

   * be mathematically accurate;

   * be prepared within forty-five (45) calendar days after the cutoff date, but in any event in accordance with the applicable servicing agreements;

   * be reviewed and approved by someone other than the person who prepared the reconciliation; and

   * evidence explanations for reconciling items which shall be resolved within ninety (90) calendar days of identification.

2. Funds of the servicing entity shall be advanced as specified in the applicable servicing agreements in cases where there is potential for an overdraft in an investor's account or a request letter has been received from a subservicer for a servicing advance stipulated by the subservicing agreement.

3. All cash for each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor or in an investment account in accordance with the applicable servicing agreement requirements.

II. MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt from the subservicer.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt from the subservicer.

III. DISBURSEMENTS

1. Remittances made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

(page)

IV. INVESTOR ACCOUNTING AND REPORTING

1. Monthly investor reports shall be sent in a timely manner listing loan level detail of payments and balances, and all other data required by the servicing agreements.

V. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity in the amount of coverage represented to investors in management's assertion.

VI. MONITORING OF SUBSERVICER COMPLIANCE

1. Within 120 days of a subservicer's year-end, the subservicer's management assertions about compliance with minimum servicing standards, which were derived form the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, and the Independent Auditors Report on management's assertions shall be reviewed, and if material exceptions are found, appropriate corrective action will be taken.

2. An annual certification from each subservicer stating that the subservicer is in compliance with its subservicer agreement shall be obtained by April 30th for the previous calendar year.





  EX-99.2 (e)
EXHIBIT I


March 15, 2006

Assertion of Management of GMAC Commercial Mortgage Corporation

As of and for the year ended December 31, 2005, GMAC Commercial Mortgage Corporation (the "Servicer"), has complied, in all material respects, with the minimum servicing standards set forth in its Special Servicing Policy (attached in Exhibit III), which was derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As special servicer for the transactions included in Exhibit II, the Company only performs certain functions with respect to loan servicing.

As of December 31, 2005, the company was covered by various General Motors Corporation insurance policies providing for $350 million of fidelity bond insurance and $100 million of errors and omissions insurance.


/s/ Robert D. Feller
Robert D. Feller
Chief Executive Officer
March 15, 2006
Date


/s/ Eric R. Lindner
Eric R. Lindner
Executive Vice President, Real Estate Services Group
March 15, 2006
Date


(page)


EXHIBIT I


/s/ Wayne D. Hoch
Wayne D. Hoch
Executive Vice President and
Chief Financial Officer
March 15, 2006
Date


(page)


Exhibit II

GMAC COMMERCIAL MORTGAGE CORPORATION

TRANSACTIONS ASSOCIATED WITH SPECIAL SERVICING
RESPONSIBILITIES

Deal                                         Description
ACMF 1997-Cl                                 Amresco Commercial Mortgage Funding I Corp, Series 1997-Cl
Aetna 1995-C5                                Aetna 1995 Commercial Mortgage Trust, 1995-C5
AFLF 1998-A                                  Atherton Franchise 1998-A
ARTESIA 1998-Cl                              Artesia Mortgage CMBS, Series 1998-Cl
ASC 1996-MD VI                               Asset Securitization Corp., Series 1996-MD6
BACM 2000-1                                  Bank Of America Commercial Mortgage, Series 2000-1
BASS 2002-X1                                 Bank Of America Structured Securities, Series 2002-X1
BS 1998-Cl                                   Bear Stearns Commercial Mortgage Securities Inc., Series 1998-Cl
BS 1999-Cl                                   Bear Sterns Commercial Mortgage Securities Inc., Series 1999-Cl
BS 1999-WF2                                  Bear Stearns Commercial Mortgage Securities Inc., Series 1999-WF2
BS 2000-WF1                                  Bear Stearns Commercial Mortgage Securities Inc., Series 2000-WF1
BS 2000-WF2                                  Bear Stearns Commercial Mortgage Securities Inc., Series 2000-WF2
BS 2001-TOP2                                 Bear Stearns Commercial Mortgage Securities Inc., Series 2001-Top2
BS 2001-TOP4                                 Bear Stearns Commercial Mortgage Securities Inc., Series 2001-Top4
BS 2002-TOP6                                 Bear Stearns Commercial Mortgage Securities Inc., Series 2002-Top6
                                             Bear Sterns Commercial Mortgage Securities Inc., Series 2003-
BS 2003-PWR2                                 PWR2
                                             Bear Stearns Commercial Mortgage Securities Inc., Series 2004-
BS 2004-BBA3                                 BBA3
                                             Bear Sterns Commercial Mortgage Securities Inc., Series 2005-
BS 2005-PWR9                                 PWR9
BTR 1999-Sl                                  BTR-2 Trust, Series 1999-Sl
CALW-2003                                    Calwest Industrial Trust II, Series 2003-CALW
CARC 2002-1                                  WP Carey Commercial Mortgage Trust, Series 2002-1
CBM 1996-1                                   CBM Funding Corp., Series 1996-1
CCA One, Series 2                            Commercial Capital Access One (DYNEX), Series 2
CCA One, Series 3                            Commercial Capital Access One (DYNEX), Series 3
CCIC 2002-CCL1                               Column Canada Issuer Corp., Series 2002-CCL1
CCMSI 2004-FL1                               Citigroup Commercial Mortgage Securities Inc., Series 2004-FL1
CCMSI 2005-EMG                               Citigroup Commercial Mortgage Securities Inc., Series 2005-EMG
CDC 2002-FX1                                 CDC Commercial Mortgage Trust, Series 2002-FX1
Chase 1997-1                                 Chase Commercial Mortgage Securities Corp, Series 1997-1
Chase 1998-2                                 Chase Commercial Mortgage Securities Corp., Series 1998-2
Chase 2000-2                                 Chase Commercial Mortage Securities Corp., Series 2000-2
CLASI_SFC                                    CLAS I/Steamboat Finance Corp.
CMAC 1996-2                                  Commercial Mortage Acceptance Corp., Series 1996-2
College and University Facility Loan Trust   U.S. Dept. of Education College and University Facility Loan Trust
One                                          One
College and University Facility Loan Trust   U.S. Dept. of Education College and University Facility Loan Trust
Two                                          Two
COMM 2001-J2                                 Deutsche Mortgage & Asset Receiving Corp., Series COMM 2001-J2
COMM 2003-FL9                                COMM Commercial Mortgage, Series COMM 2003-FL9
COMM 2005-C6                                 COMM Commercial Mortgage, Series COMM 2005-C6
Crest G-Star 2001-1                          Crest G-Star 2001-1 CDO


(page)


Exhibit II

Crystal 1996-1                               Crystal Run Property 1996-1
CSFB 1997-PS1                                Credit Suisse First Boston Mortgage Securities Corp., 1997-PS1
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 1998-
CSFB 1998-PS2                                PS2
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 1999-
CSFB 1999-PS3                                PS3
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 2000-
CSFB 2000-PS4                                PS4
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 2001-
CSFB 2001-CF2                                CF2
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 2001-
CSFB 2001-SPG1                               SPG1
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 2002-
CSFB 2002-CP5                                CP5
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 2005-
CSFB 2005-CND2                               CND2
Dillon Reed 1993-K1                          Dillon Reed 1993-K1
Dillon Reed 1994-K1                          Dillon Reed 1994-K1
Dillon Reed 1994-K2                          Dillon Reed 1994-K2
DLJ 1994-MF1                                 DLJ Mortgage Acceptance Corporation, Series 1994-MF1
DLJ 1998-CF1                                 DLJ Commercial Mortgage Corp. Series 1998-CF1
DLJ 1999-CG3                                 DLJ Commercial Mortgage Corp. Series 1999-CG3
DLJ 2000-CF1                                 DLJ Commercial Mortgage Corp. Series 2000-CFI
FC 1994-1                                    Forest City 1994-1
FNMA 1998-M1                                 Fannie Mae Multifamily Remic Trust, Series 1998-Ml
G3 2002-WL1                                  G3 Strategic Investments, LP Series 2002-WL1
                                             Greenwich Capital Commercial Funding Corp. Series GCCFC 2003-
GCCFC 2003-Cl                                Cl
GCCFC 2005-GG3                               Greenwich Capital Commercial Funding Corp, Series 2005-GG3
                                             U.S. Dept. of Agr Farmers Home Admin. Comm. Prog. Loan Trust
GE Community #01                             1987 A
GECC 2000-1                                  GE Capital Commercial Mortgage Corp., Series 2000-1
GECC 2001-2                                  GE Capital Commerical Mortgage Corp., Series 2001-2
GECC 2002-1                                  GE Capital Commerical Mortgage Corp., Series 2002-1
GECC 2003-Cl                                 GE Capital Commerical Mortgage Corp., Series 2003-Cl
GFCM 2003-1                                  GFCM, Commercial Mortgage,, Series 2003-1
GGPMP 2001-GGP1                              GGP Mall Property Trust, 2001-GGP1
GMAC 1996-C1                                 GMAC Commercial Mortgage Securities, Series 1996-C1
GMAC 1997-Cl                                 GMAC Commercial Mortgage Securities, Series 1997-Cl
GMAC 1997-C2                                 GMAC Commercial Mortgage Securities, Series 1997-C2
GMAC 1998-C1                                 GMAC Commercial Mortgage Securities, Series 1998-Cl
GMAC 1998-C2                                 GMAC Commercial Mortgage Securities, Series 1998-C2
GMAC 1999-C1                                 GMAC Commercial Mortgage Securities, Series 1999-Cl
GMAC 1999-C2                                 GMAC Commercial Mortgage Securities, Series 1999-C2
GMAC 1999-C3                                 GMAC Commercial Mortgage Securities, Series 1999-C3
GMAC 1999-CTL1                               GMAC Commercial Mortgage Securities, Series 1999-CTL1
GMAC 2000-Cl                                 GMAC Commercial Mortgage Securities, Series 2000-Cl
GMAC 2000-C2                                 GMAC Commercial Mortgage Securities, Series 2000-C2
GMAC 2000-C3                                 GMAC Commercial Mortgage Securities, Series 2000-C3
GMAC 2000-FL1                                GMAC Commercial Mortgage Securities, Series 2000-FL1
GMAC 2000-FL-A                               GMAC Commercial Mortgage Securities, Series 2000-FL-A


(page)


 Exhibit II

GMAC 2000-FL-F                               GMAC Commercial Mortgage Securities, Series 2000-FLF
GMAC 2001-Cl                                 GMAC Commercial Mortgage Securities, Series 2001-Cl
GMAC 2001-C2                                 GMAC Commercial Mortgage Securities, Series 2001-C2
GMAC 2001-FL1                                GMAC Commercial Mortgage Securities, Series 2001-FL1
GMAC 2001-FLA                                GMAC Commercial Mortgage Securities, Series 2001-FLA
GMAC 2002-Cl                                 GMAC Commercial Mortgage Securities, Series 2002-Cl
GMAC 2002-C2                                 GMAC Commercial Mortgage Securities, Series 2002-C2
GMAC 2002-C3                                 GMAC Commercial Mortgage Securities, Series 2002-C3
GMAC 2002-FL1                                GMAC Commercial Mortgage Securities, Series 2002-FL1
                                             GMAC Commercial Holding Capital Markets, Corp., Series GMAC
GMAC 2002-FX1                                2002-FX1
GMAC 2003-Cl                                 GMAC Commercial Mortgage Securities, Series 2003-Cl
GMAC 2003-C2                                 GMAC Commercial Mortgage Securities, Series 2003-C2
                                             GMAC Commercial Mortage Asset Corp., Series GMAC 2003-
GMAC 2003-DE                                 Double Eagle
GMAC 2003-FL1                                GMAC Commercial Mortgage Securities, Series 2003-FL1
GMAC 2003-FLA                                GMAC Commercial Mortgage Asset Corp., Series 2003-FLA
GMAC 2003-FL-SNF                             GMAC Commercial Mortage Asset Corp. Series 2003 FL-SNF
                                             GMAC Commercial Mortage Asset Corp., Series GMAC 2003-
GMAC 2003-PMSRLP                             PMSRLP
GMAC 2004-C3                                 GMAC Commercial Mortgage Securities, Series 2004-C3
GMAC 2005-Cl                                 GMAC Commercial Mortgage Securities, Series 2005-Cl
GMAC Healthfund I 1999-1                     GMAC Healthfund I, Series 1999-1
GMAC Healthfund I 1999-2                     GMAC Healthfund I, Series 1999-2
GMAC MT1 2001-Al                             GMACCM Mortgage Trust I, Series 2001-Al
GMAC-CAN 2002-FL1                            GMAC Commercial Mortgage of Canada, Series 2002-FL1
GS 1997-GL1                                  GS Mortgage Securities Corp. II, Series 1997-GL1
GS 1998-Cl                                   GS Mortgage Securities Corp. II, Series 1998-Cl
GS 1998-GL2                                  GS Mortgage Securities Corp. II, Series 1998-GL2
GS 2001-1285                                 GS Mortgage Securities Corp. II, Series 2001-1285
GS 2001-GL3                                  GS Mortgage Securities Corp. II, Series 2001-GL III
GS 2001-Rock                                 GS Mortgage Securities Corp. II, Series 2001-Rock
GS 2002-GSFL5                                GS Mortgage Securities Corp. II, Series 2002-GSFL V
GS 2005-GSFL7                                GS Mortgage Securities Corp. II, Series 2005-GSFL VII
IPS 2003-1                                   IPS 2003-1
IStar 2002-1                                 IStar Asset Receivable Trust 2002-1
IStar 2003-1                                 IStar Asset Receivable Trust 2003-1
JPMC 1995-Cl                                 JP Morgan Commercial Mortgage Finance Corp., Series 1995-Cl
JPMC 1996-C2                                 JP Morgan Commercial Mortgage Finance Corp., Series 1996-C2
JPMC 1997-C5                                 JP Morgan Commercial Mortgage Finance Corp., Series 1997-C5
                                             JP Morgan Chase Commercial Mortage Securities Corp., Series
JPMC 2001-A                                  2001-A
                                             JP Morgan Chase Commercial Mortage Securities Corp., Series
JPMC 2001-CIBC1                              2001-CIBC1
JPMC 2003-Cl                                 JP Morgan Commercial Mortgage Finance Corp., Series 2003-Cl
Lakewood 1995-Cl                             Lakewood 1995-Cl
LB 1998-Cl                                   LB Commerical Mortage Trust, Series 1998-Cl
LB 1999-Cl                                   LB Commerical Mortage Trust, Series 1999-Cl
LB ABS 1994-C2                               Lehman ABS Corp., Series 1994-C2
LB SASCO 1997-LL1                            Lehman Brothers LLI (SASCO 1997-LL1), Series 1997-LL1


(page)


Exhibit II

LB UBS 2000-C4                               LB-USB Commercial Mortgage Trust, Series 2000-C4
LB UBS 2001-C7                               LB/UBS (SASCO) 2001-C7
LB UBS 2002-C2                               LB/UBS (SASCO) 2002-C2
LB UBS 2003-C3                               LB-UBS Commercial MortgageTrust, Series 2003-C3
LB UBS 2004-C7                               LB-UBS Commercial Mortgage Trust, 2004-C7
LBCMT 1992-1                                 LBCMT 1992-1
LBCMT 1992-2                                 LBCMT 1992-2
LCMS 2005-MF1                                LaSalle Commercial Mortgage Securities, Inc. Series 2005 MF1
                                             LTC REMIC Corporation (partial Special Servicer) LTC, Series
LTC 1998-1                                   1998-1
LTT 1998-1                                   Liberty Tower Trust I, Series 1998-1
MCA One I-1993                               Mortgage Capital Access One, Series-1993
MCF 1996-MC1                                 Mortgage Capital Funding, Series 1996-MC1
MCF 1996-MC2                                 Mortgage Capital Funding, Series 1996-MC2
MLFA 2001-CAN5                               Merrill Lynch Financial Assets, Series 2001-Canada 5
MLFA 2002-CAN7                               Merrill Lynch Financial Assets, Series 2002-Canada 7
MLFA 2002-CAN8                               Merrill Lynch Financial Assets, Series 2002-Canada 8
MLFA 2003-CAN10                              Merrill Lynch Financial Assets, Series 2003-Canada 10
MLFA 2003-CAN11                              Merrill Lynch Financial Assets, Series 2003-Canada 11
MLFA 2003-CAN9                               Merrill Lynch Financial Assets, Series 2003-Canada 9
MLMI 1995-C2                                 Merrill Lynch Mortgage Investors, Series 1995-C2
MLMI 1998-C1-CTL                             Merrill Lynch Mortgage Loans, Series 1998-C1-CTL
MLMI 1998-C2                                 Merrill Lynch Mortgage Investor, Series 1998-C2
MLML 1998-CAN1                               Merrill Lynch Mortgage Loans, Inc. Series 1998 Canada-1
MLML 1999-CAN2                               Merrill Lynch Mortgage Loans, Inc. Series 1999 Canada-2
MLML 2000-CAN3                               Merrill Lynch Mortgage Loans, Inc. Series 2000 Canada-3
MLML 2000-CAN4                               Merrill Lynch Mortgage Loans, Series 2000-Canada 4
                                             Merrill Lynch Mortgage Trust Commercial Mortage, Series 2002
MLMT 2002 MW1                                MW1
MS 1995-GALl                                 Morgan Stanley Capital I, Series 95-GAL1
MS 1997-Cl                                   Morgan Stanley Capital I, Series 1997-Cl
MS 1997-HF1                                  Morgan Stanley Capital I, Series 1997-HFI
MS 1998-HF2                                  Morgan Stanley Capital I, Series 1998-HF2
MS 1999-WF1                                  Morgan Stanley Capital I, Series 1999-WF1
MSCI 2002-HQ                                 Morgan Stanley Capital I, Series 2002-HQ
MSCI 2004-HQ3                                Morgan Stanley Capital I Inc., Series 2004-HQ3
MSCI 2004-HQ4                                Morgan Stanley Capital I Inc., Series 2004-HQ4
MSCI 2005-HQ5                                Morgan Stanley Capital I Inc., Series 2005-HQ5
MSDW 2000-LIFE2                              Morgan Stanley Dean Witter Capital I, Series 2000-Life2
MSDW 2001-FRM                                MSDW (Freehold Raceway Mall Trust), Series 2001-FRM
MSDW 2001-IQ                                 Morgan Stanley Dean Witter Capital I, Series 2001-IQ
MSDW 2001-TOP1                               Morgan Stanley Dean Witter Capital I, Series 2001-Topl
MSDW 2001-TOP3                               Morgan Stanley Dean Witter Capital I, Series 2001-Top3
MSDW 2001-TOP5                               Morgan Stanley Dean Witter Capital I, Series 2001-Top5
MSDW 2002-IQ2                                Morgan Stanley Dean Witter Capital I Trust, Series 2002-IQ2
MSDW 2002-IQ3                                Morgan Stanley Dean Witter Capital I, Series 2002-IQ3
MSDW 2002-TOP7                               Morgan Stanley Dean Witter Capital I, Series 2002-Top7
NATIONSLINK, 1996-1                          NationsLink Funding Corp., Series 1996-1
NMC 1995-M2                                  NationsBanc Mortgage Capital Corp, 1995-M2


(page)


Exhibit II


NOMURA 1996 D-2                              Nomura Asset Securities Corp., 1996 D-2
NOMURA 1996-MD5                              Nomura Asset Securities Corp., 1996-MD V
NOMURA 1997-D4                               Nomura Asset Securities Corp., 1997-D4
OSEC 1995-1                                  Oregon Commercial Mortgage (OSEC), Series 1995-1
PARK 1997-Cl                                 277 Park Avenue Finance Corp., Series 1997-Cl
PM 1996-PML                                  Penn Mutual, Series 1996-PML
PMAC 1996-M1                                 PaineWebber Mortgage Acceptance Corp. IV, Series 1996-Ml
PNC 2000-Cl                                  PNC Mortgage Acceptance Corp., Series 2000-Cl
Public Facility Loan Trust 1998-HUD-04       Public Facility Loan Trust, August 1988
REAL 2004-1                                  Real Estate Asset Liquidity Trust, 2004-1
RJ Mortgage 1993-K-A                         RJ Mortgage 1993-K-A
SB 1999-Cl                                   Salomon Brothers Mortgage Securities VII, Series 1999-Cl
SB 2000-Cl                                   Salomon Brothers Mortgage Securities VII, Series 2000-Cl
                                             Commercial Mortgage Origination Company of Canada, Solar 2001-
Schooner Trust 2001-1                        1
                                             Commercial Mortgage Origination Company of Canada, Solar 2002-
Schooner Trust 2002-1                        1
                                             Commercial Mortgage Origination Company of Canada, Solar 2003-
Schooner Trust 2003-CC1                      CC1
SDG Macerich CMO                             SDG Macerich Funding Limited Partnership, CMO
SL 1997-Cl                                   SL Commercial Mortgage Trust(SUN LIFE), Series 1997-Cl
U-Haul Self Storage 1993-1                   U-Haul 1993-1
Wachovia 2002-C2                             Wachovia Bank Commercial Mortgage Trust, Series 2002-C2
Wachovia 2005-C16                            Wachovia Bank Commercial Mortgage Trust, Series 2005 - C16
Wachovia 2005-C18                            Wachovia Bank Commercial Mortgage Trust, Series 2005 - C18


(page)


Exhibit III


GMAC COMMERCIAL MORTGAGE CORPORATION

MINIMUM SPECIAL SERVICING POLICY


I. DELINQUENCIES

1. Records documenting collections efforts shall be maintained during the period a loan is in default and shall be updated at least monthly for loans in which there has been a change in status. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g. illness or unemployment).


II. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.2 (f)
(logo) MIDLANDLOANSERVICES



Management's Assertion


As of and for the year ended December 31, 2005, Midland Loan Services, Inc. ("Midland"), an indirect wholly-owned subsidiary of The PNC Financial Services Group, Inc. ("PNC"), has complied, in all material respects, with Midland's established minimum servicing standards for commercial loans and multifamily servicing as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, modified to address the unique characteristics of servicing commercial and multifamily loans.

As of and for this same period, Midland was covered by an errors and omissions policy in the amount of $25,000,000, a fidelity bond in the amount of $50,000,000 and PNC's fidelity bond in the amount of $100,000,000.



MIDLAND LOAN SERVICES, INC


/s/ Douglas D. Danforth
Douglas D. Danforth
President &
Chief Executive Officer

/s/ Steven W. Smith
Steven W. Smith
Executive Vice President &
 Co-Chief Operating Officer

/s/ Dave J. Bodi
Dave J. Bodi
Executive Vice-President &
Co-Chief Operating Officer


February 17, 2006



A Member of the PNC Financial Services Group

10851 Mastin  P.O. Box 25965  Shawnee Mission Kansas 66225-5965

www.midlandls.com  913 253 9000 T  913 253 9709 F

[PAGE]

MIDLAND LOAN SERVICES, INC.


APPENDIX I-MLS's MINIMUM SERVICING STANDARDS


I.   CUSTODIAL BANK ACCOUNTS

     1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

        * Be mathematically accurate
        * Be prepared within forty-five (45) calendar days after the cutoff date
        * Be reviewed and approved by someone other than the person who prepared the reconciliation
        * Document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

     2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

     3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

     4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  MORTGAGE PAYMENTS

     1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt

     2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

     3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

     4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

     1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

[PAGE]

     3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

     4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

     5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

     6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV.  INVESTOR ACCOUNTING AND REPORTING

     1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   MORTGAGOR LOAN ACCOUNTING

     1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

     2. Adjustments on adjustable rate mortgage loans shall be computed based on the related mortgage note and any adjustable rate mortgage rider.

     3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

VI.  INSURANCE POLICIES

     1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

[PAGE]

Exhibit A


Wells Fargo Bank, N.A.

Banc of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2003-2

Banc of America Commercial Mortgage Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-3

Banc of America Commercial Mortgage Inc.(F/K/A N-Link 99-3), Commercial Mortgage Pass-Through Certificates, Series 2000-1

Bear Stearns Commercial Mortgage Securities, Commercial Mortgage Pass-Through Certificates, Series 2004-PWR5

Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-HS2

Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-AFR

CBA Commercial Assets LLC, Small Balance commercial Mortgage Pass-Through Certificates, Series 2004-1

CBA Commercial Assets LLC, Small Balance Commercial Mortgage Pass-Through Certificates, Series 2005-1

Citigroup Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2004-C2

Column Canada Issuer Corporation, Multi-Class Pass-Through Certificates, Series 2003-WEM

Commercial Mortgage Acceptance Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-C2

Credit Suisse First Boston, Commercial Mortgage Pass-Through Certificates, Series 2005-TFL3

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2000-FL1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-CK6

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-CP4

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-FL 1

Credit Suisse First Boston Mortgage Securities Corp., Commecial Mortgage Pass-Through Certificates, Series 2002-CKP1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2002-CP5

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-C5

[PAGE]

Exhibit A


Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-CPN1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-TFL1

Credit Suisse First Boston Mortgage Securities Corp., Commerical Mortgage Pass-Through Certifcates, Series 2004-C1

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2004-C3

Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-C3

Deutche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series 2005-C6

Deutsche Mortgage & Asset Receiving Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-LP5

Deutsche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series COMM 2004-LNB3

Deutsche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series COMM 2004-LNB4

DLJ Commercial Mortgage Corp., Commercial Mortgage Pass-Through Certificates, Series 2000-CF1

DLJ Commercial Mortgage Corp., Commercial Mortgage Pass-Through Certificates, Series 2000-STF1

DLJ Commercial Mortgage Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-CG1

GE Commercial Mortgage Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-C4

GE Commercial Mortgage Corporation, Commercial Mortgage Pass-Through Certificates, Series 2004-C1

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-Cl

J.P. Morgan Chase Commercial Mortgage Securities Corp., Mortgage Pass-Through Certificates, Series 2001-CIBC2

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-KP

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2002-CIBC4

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-FL1

[PAGE]

Exhibit A


J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2004-C3

J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Pass-Through Certificates, Series 2004-FL1

J.P. Morgan Chase Commerical Mortage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2003-PM1

J.P. Morgan Chase Commerical Mortage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2004-CIBC8

JP Morgan Chase Commercial Mortgage Securities Corp, Commercial Mortgage Pass-Through Certificates, Series 2005-LDP4

JP Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-CIBC13

JP Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2005-FL1

LB-UBS Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2004-C2

Merril Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-Canada 14

Merril Lynch Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2005-MCP1

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-Canada 6

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-Canada 12

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-Canada 15

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-Canada 16

Merrill Lynch Financial Assets Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-Canada 17

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 1998-XL2

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2003-IQ4

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass Through Certificates, Series 2003-XLF

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-IQ8 (sub)

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-XLF

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-HQ5

Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificate, Series 2005-XLF

[PAGE]

Exhibit A


NationsLink Funding Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-1

NationsLink Funding Corporation, Commercial Mortgage Pass-Through Certificates, Series 1998-2

PNC Commercial Mortgage Acceptance Corp., Commercial Mortgage Pass-Through Certificates, Series 1999-CM1

PNC Mortgage Acceptance Corp., Commercial Mortgage Pass-Through Certificates, Series 2001-Cl

Real Estate Asset Liquidity Trust, Commercial Mortgage Pass-Through Certificates, Series 2005-2

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, Series 2000-C3

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-C1

Salomon Brothers Mortgage Securities VII, Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-C2

TD Bank Securities CMO, Commercial Mortgage Pass-Through Certificates, Schooner Trust Series 2004-CCF1





  EX-99.2 (g)
(logo)WELLS
      FARGO

Commercial Mortgage
Servicing
MAC AO 357-030
P.O. Box 4036, Concord, CA 94524
1320 Willow Pass Rd., Suite 300
Concord, CA 94520
800 986-9711

Management Assertion
February 21, 2006


As of and for the year ended December 31, 2005, Wells Fargo Commercial Mortgage Servicing, a division of Wells Fargo Bank, N.A., which is a wholly owned subsidiary of Wells Fargo & Company, has complied in all material respects with the minimum servicing criteria set forth in the Mortgage Bankers Association of America's (MBA) Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multi-family loans. As of and for the year ended December 31, 2005, Wells Fargo Commercial Mortgage Servicing had in effect a fidelity bond in the amount of $50,000,000 and an error and omissions policy in the amount of $50,000,000.

Very Truly Yours,

Wells Fargo Commercial Mortgage Servicing


/s/ Kathryn O'Neal
Kathryn O'Neal
Senior Vice President
Wells Fargo Commercial Mortgage Servicing

/s/ Margaret Gremore
Margaret Gremore
Vice President
Wells Fargo Commercial Mortgage Servicing





  EX-99.2 (h)
EXHIBIT I


March 15, 2006

Assertion of Management of GMAC Commercial Mortgage Corporation

As of and for the year ended December 31, 2005, GMAC Commercial Mortgage Corporation (the "Servicer"), has complied, in all material respects, with the minimum servicing standards set forth in its Special Servicing Policy (attached in Exhibit III), which was derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As special servicer for the transactions included in Exhibit II, the Company only performs certain functions with respect to loan servicing.

As of December 31, 2005, the company was covered by various General Motors Corporation insurance policies providing for $350 million of fidelity bond insurance and $100 million of errors and omissions insurance.


/s/ Robert D. Feller
Robert D. Feller
Chief Executive Officer
March 15, 2006
Date


/s/ Eric R. Lindner
Eric R. Lindner
Executive Vice President, Real Estate Services Group
March 15, 2006
Date


(page)


EXHIBIT I


/s/ Wayne D. Hoch
Wayne D. Hoch
Executive Vice President and
Chief Financial Officer
March 15, 2006
Date


(page)


Exhibit II

GMAC COMMERCIAL MORTGAGE CORPORATION

TRANSACTIONS ASSOCIATED WITH SPECIAL SERVICING
RESPONSIBILITIES

Deal                                         Description
ACMF 1997-Cl                                 Amresco Commercial Mortgage Funding I Corp, Series 1997-Cl
Aetna 1995-C5                                Aetna 1995 Commercial Mortgage Trust, 1995-C5
AFLF 1998-A                                  Atherton Franchise 1998-A
ARTESIA 1998-Cl                              Artesia Mortgage CMBS, Series 1998-Cl
ASC 1996-MD VI                               Asset Securitization Corp., Series 1996-MD6
BACM 2000-1                                  Bank Of America Commercial Mortgage, Series 2000-1
BASS 2002-X1                                 Bank Of America Structured Securities, Series 2002-X1
BS 1998-Cl                                   Bear Stearns Commercial Mortgage Securities Inc., Series 1998-Cl
BS 1999-Cl                                   Bear Sterns Commercial Mortgage Securities Inc., Series 1999-Cl
BS 1999-WF2                                  Bear Stearns Commercial Mortgage Securities Inc., Series 1999-WF2
BS 2000-WF1                                  Bear Stearns Commercial Mortgage Securities Inc., Series 2000-WF1
BS 2000-WF2                                  Bear Stearns Commercial Mortgage Securities Inc., Series 2000-WF2
BS 2001-TOP2                                 Bear Stearns Commercial Mortgage Securities Inc., Series 2001-Top2
BS 2001-TOP4                                 Bear Stearns Commercial Mortgage Securities Inc., Series 2001-Top4
BS 2002-TOP6                                 Bear Stearns Commercial Mortgage Securities Inc., Series 2002-Top6
                                             Bear Sterns Commercial Mortgage Securities Inc., Series 2003-
BS 2003-PWR2                                 PWR2
                                             Bear Stearns Commercial Mortgage Securities Inc., Series 2004-
BS 2004-BBA3                                 BBA3
                                             Bear Sterns Commercial Mortgage Securities Inc., Series 2005-
BS 2005-PWR9                                 PWR9
BTR 1999-Sl                                  BTR-2 Trust, Series 1999-Sl
CALW-2003                                    Calwest Industrial Trust II, Series 2003-CALW
CARC 2002-1                                  WP Carey Commercial Mortgage Trust, Series 2002-1
CBM 1996-1                                   CBM Funding Corp., Series 1996-1
CCA One, Series 2                            Commercial Capital Access One (DYNEX), Series 2
CCA One, Series 3                            Commercial Capital Access One (DYNEX), Series 3
CCIC 2002-CCL1                               Column Canada Issuer Corp., Series 2002-CCL1
CCMSI 2004-FL1                               Citigroup Commercial Mortgage Securities Inc., Series 2004-FL1
CCMSI 2005-EMG                               Citigroup Commercial Mortgage Securities Inc., Series 2005-EMG
CDC 2002-FX1                                 CDC Commercial Mortgage Trust, Series 2002-FX1
Chase 1997-1                                 Chase Commercial Mortgage Securities Corp, Series 1997-1
Chase 1998-2                                 Chase Commercial Mortgage Securities Corp., Series 1998-2
Chase 2000-2                                 Chase Commercial Mortage Securities Corp., Series 2000-2
CLASI_SFC                                    CLAS I/Steamboat Finance Corp.
CMAC 1996-2                                  Commercial Mortage Acceptance Corp., Series 1996-2
College and University Facility Loan Trust   U.S. Dept. of Education College and University Facility Loan Trust
One                                          One
College and University Facility Loan Trust   U.S. Dept. of Education College and University Facility Loan Trust
Two                                          Two
COMM 2001-J2                                 Deutsche Mortgage & Asset Receiving Corp., Series COMM 2001-J2
COMM 2003-FL9                                COMM Commercial Mortgage, Series COMM 2003-FL9
COMM 2005-C6                                 COMM Commercial Mortgage, Series COMM 2005-C6
Crest G-Star 2001-1                          Crest G-Star 2001-1 CDO


(page)


Exhibit II

Crystal 1996-1                               Crystal Run Property 1996-1
CSFB 1997-PS1                                Credit Suisse First Boston Mortgage Securities Corp., 1997-PS1
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 1998-
CSFB 1998-PS2                                PS2
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 1999-
CSFB 1999-PS3                                PS3
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 2000-
CSFB 2000-PS4                                PS4
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 2001-
CSFB 2001-CF2                                CF2
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 2001-
CSFB 2001-SPG1                               SPG1
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 2002-
CSFB 2002-CP5                                CP5
                                             Credit Suisse First Boston Mortgage Securities Corp., Series 2005-
CSFB 2005-CND2                               CND2
Dillon Reed 1993-K1                          Dillon Reed 1993-K1
Dillon Reed 1994-K1                          Dillon Reed 1994-K1
Dillon Reed 1994-K2                          Dillon Reed 1994-K2
DLJ 1994-MF1                                 DLJ Mortgage Acceptance Corporation, Series 1994-MF1
DLJ 1998-CF1                                 DLJ Commercial Mortgage Corp. Series 1998-CF1
DLJ 1999-CG3                                 DLJ Commercial Mortgage Corp. Series 1999-CG3
DLJ 2000-CF1                                 DLJ Commercial Mortgage Corp. Series 2000-CFI
FC 1994-1                                    Forest City 1994-1
FNMA 1998-M1                                 Fannie Mae Multifamily Remic Trust, Series 1998-Ml
G3 2002-WL1                                  G3 Strategic Investments, LP Series 2002-WL1
                                             Greenwich Capital Commercial Funding Corp. Series GCCFC 2003-
GCCFC 2003-Cl                                Cl
GCCFC 2005-GG3                               Greenwich Capital Commercial Funding Corp, Series 2005-GG3
                                             U.S. Dept. of Agr Farmers Home Admin. Comm. Prog. Loan Trust
GE Community #01                             1987 A
GECC 2000-1                                  GE Capital Commercial Mortgage Corp., Series 2000-1
GECC 2001-2                                  GE Capital Commerical Mortgage Corp., Series 2001-2
GECC 2002-1                                  GE Capital Commerical Mortgage Corp., Series 2002-1
GECC 2003-Cl                                 GE Capital Commerical Mortgage Corp., Series 2003-Cl
GFCM 2003-1                                  GFCM, Commercial Mortgage,, Series 2003-1
GGPMP 2001-GGP1                              GGP Mall Property Trust, 2001-GGP1
GMAC 1996-C1                                 GMAC Commercial Mortgage Securities, Series 1996-C1
GMAC 1997-Cl                                 GMAC Commercial Mortgage Securities, Series 1997-Cl
GMAC 1997-C2                                 GMAC Commercial Mortgage Securities, Series 1997-C2
GMAC 1998-C1                                 GMAC Commercial Mortgage Securities, Series 1998-Cl
GMAC 1998-C2                                 GMAC Commercial Mortgage Securities, Series 1998-C2
GMAC 1999-C1                                 GMAC Commercial Mortgage Securities, Series 1999-Cl
GMAC 1999-C2                                 GMAC Commercial Mortgage Securities, Series 1999-C2
GMAC 1999-C3                                 GMAC Commercial Mortgage Securities, Series 1999-C3
GMAC 1999-CTL1                               GMAC Commercial Mortgage Securities, Series 1999-CTL1
GMAC 2000-Cl                                 GMAC Commercial Mortgage Securities, Series 2000-Cl
GMAC 2000-C2                                 GMAC Commercial Mortgage Securities, Series 2000-C2
GMAC 2000-C3                                 GMAC Commercial Mortgage Securities, Series 2000-C3
GMAC 2000-FL1                                GMAC Commercial Mortgage Securities, Series 2000-FL1
GMAC 2000-FL-A                               GMAC Commercial Mortgage Securities, Series 2000-FL-A


(page)


 Exhibit II

GMAC 2000-FL-F                               GMAC Commercial Mortgage Securities, Series 2000-FLF
GMAC 2001-Cl                                 GMAC Commercial Mortgage Securities, Series 2001-Cl
GMAC 2001-C2                                 GMAC Commercial Mortgage Securities, Series 2001-C2
GMAC 2001-FL1                                GMAC Commercial Mortgage Securities, Series 2001-FL1
GMAC 2001-FLA                                GMAC Commercial Mortgage Securities, Series 2001-FLA
GMAC 2002-Cl                                 GMAC Commercial Mortgage Securities, Series 2002-Cl
GMAC 2002-C2                                 GMAC Commercial Mortgage Securities, Series 2002-C2
GMAC 2002-C3                                 GMAC Commercial Mortgage Securities, Series 2002-C3
GMAC 2002-FL1                                GMAC Commercial Mortgage Securities, Series 2002-FL1
                                             GMAC Commercial Holding Capital Markets, Corp., Series GMAC
GMAC 2002-FX1                                2002-FX1
GMAC 2003-Cl                                 GMAC Commercial Mortgage Securities, Series 2003-Cl
GMAC 2003-C2                                 GMAC Commercial Mortgage Securities, Series 2003-C2
                                             GMAC Commercial Mortage Asset Corp., Series GMAC 2003-
GMAC 2003-DE                                 Double Eagle
GMAC 2003-FL1                                GMAC Commercial Mortgage Securities, Series 2003-FL1
GMAC 2003-FLA                                GMAC Commercial Mortgage Asset Corp., Series 2003-FLA
GMAC 2003-FL-SNF                             GMAC Commercial Mortage Asset Corp. Series 2003 FL-SNF
                                             GMAC Commercial Mortage Asset Corp., Series GMAC 2003-
GMAC 2003-PMSRLP                             PMSRLP
GMAC 2004-C3                                 GMAC Commercial Mortgage Securities, Series 2004-C3
GMAC 2005-Cl                                 GMAC Commercial Mortgage Securities, Series 2005-Cl
GMAC Healthfund I 1999-1                     GMAC Healthfund I, Series 1999-1
GMAC Healthfund I 1999-2                     GMAC Healthfund I, Series 1999-2
GMAC MT1 2001-Al                             GMACCM Mortgage Trust I, Series 2001-Al
GMAC-CAN 2002-FL1                            GMAC Commercial Mortgage of Canada, Series 2002-FL1
GS 1997-GL1                                  GS Mortgage Securities Corp. II, Series 1997-GL1
GS 1998-Cl                                   GS Mortgage Securities Corp. II, Series 1998-Cl
GS 1998-GL2                                  GS Mortgage Securities Corp. II, Series 1998-GL2
GS 2001-1285                                 GS Mortgage Securities Corp. II, Series 2001-1285
GS 2001-GL3                                  GS Mortgage Securities Corp. II, Series 2001-GL III
GS 2001-Rock                                 GS Mortgage Securities Corp. II, Series 2001-Rock
GS 2002-GSFL5                                GS Mortgage Securities Corp. II, Series 2002-GSFL V
GS 2005-GSFL7                                GS Mortgage Securities Corp. II, Series 2005-GSFL VII
IPS 2003-1                                   IPS 2003-1
IStar 2002-1                                 IStar Asset Receivable Trust 2002-1
IStar 2003-1                                 IStar Asset Receivable Trust 2003-1
JPMC 1995-Cl                                 JP Morgan Commercial Mortgage Finance Corp., Series 1995-Cl
JPMC 1996-C2                                 JP Morgan Commercial Mortgage Finance Corp., Series 1996-C2
JPMC 1997-C5                                 JP Morgan Commercial Mortgage Finance Corp., Series 1997-C5
                                             JP Morgan Chase Commercial Mortage Securities Corp., Series
JPMC 2001-A                                  2001-A
                                             JP Morgan Chase Commercial Mortage Securities Corp., Series
JPMC 2001-CIBC1                              2001-CIBC1
JPMC 2003-Cl                                 JP Morgan Commercial Mortgage Finance Corp., Series 2003-Cl
Lakewood 1995-Cl                             Lakewood 1995-Cl
LB 1998-Cl                                   LB Commerical Mortage Trust, Series 1998-Cl
LB 1999-Cl                                   LB Commerical Mortage Trust, Series 1999-Cl
LB ABS 1994-C2                               Lehman ABS Corp., Series 1994-C2
LB SASCO 1997-LL1                            Lehman Brothers LLI (SASCO 1997-LL1), Series 1997-LL1


(page)


Exhibit II

LB UBS 2000-C4                               LB-USB Commercial Mortgage Trust, Series 2000-C4
LB UBS 2001-C7                               LB/UBS (SASCO) 2001-C7
LB UBS 2002-C2                               LB/UBS (SASCO) 2002-C2
LB UBS 2003-C3                               LB-UBS Commercial MortgageTrust, Series 2003-C3
LB UBS 2004-C7                               LB-UBS Commercial Mortgage Trust, 2004-C7
LBCMT 1992-1                                 LBCMT 1992-1
LBCMT 1992-2                                 LBCMT 1992-2
LCMS 2005-MF1                                LaSalle Commercial Mortgage Securities, Inc. Series 2005 MF1
                                             LTC REMIC Corporation (partial Special Servicer) LTC, Series
LTC 1998-1                                   1998-1
LTT 1998-1                                   Liberty Tower Trust I, Series 1998-1
MCA One I-1993                               Mortgage Capital Access One, Series-1993
MCF 1996-MC1                                 Mortgage Capital Funding, Series 1996-MC1
MCF 1996-MC2                                 Mortgage Capital Funding, Series 1996-MC2
MLFA 2001-CAN5                               Merrill Lynch Financial Assets, Series 2001-Canada 5
MLFA 2002-CAN7                               Merrill Lynch Financial Assets, Series 2002-Canada 7
MLFA 2002-CAN8                               Merrill Lynch Financial Assets, Series 2002-Canada 8
MLFA 2003-CAN10                              Merrill Lynch Financial Assets, Series 2003-Canada 10
MLFA 2003-CAN11                              Merrill Lynch Financial Assets, Series 2003-Canada 11
MLFA 2003-CAN9                               Merrill Lynch Financial Assets, Series 2003-Canada 9
MLMI 1995-C2                                 Merrill Lynch Mortgage Investors, Series 1995-C2
MLMI 1998-C1-CTL                             Merrill Lynch Mortgage Loans, Series 1998-C1-CTL
MLMI 1998-C2                                 Merrill Lynch Mortgage Investor, Series 1998-C2
MLML 1998-CAN1                               Merrill Lynch Mortgage Loans, Inc. Series 1998 Canada-1
MLML 1999-CAN2                               Merrill Lynch Mortgage Loans, Inc. Series 1999 Canada-2
MLML 2000-CAN3                               Merrill Lynch Mortgage Loans, Inc. Series 2000 Canada-3
MLML 2000-CAN4                               Merrill Lynch Mortgage Loans, Series 2000-Canada 4
                                             Merrill Lynch Mortgage Trust Commercial Mortage, Series 2002
MLMT 2002 MW1                                MW1
MS 1995-GALl                                 Morgan Stanley Capital I, Series 95-GAL1
MS 1997-Cl                                   Morgan Stanley Capital I, Series 1997-Cl
MS 1997-HF1                                  Morgan Stanley Capital I, Series 1997-HFI
MS 1998-HF2                                  Morgan Stanley Capital I, Series 1998-HF2
MS 1999-WF1                                  Morgan Stanley Capital I, Series 1999-WF1
MSCI 2002-HQ                                 Morgan Stanley Capital I, Series 2002-HQ
MSCI 2004-HQ3                                Morgan Stanley Capital I Inc., Series 2004-HQ3
MSCI 2004-HQ4                                Morgan Stanley Capital I Inc., Series 2004-HQ4
MSCI 2005-HQ5                                Morgan Stanley Capital I Inc., Series 2005-HQ5
MSDW 2000-LIFE2                              Morgan Stanley Dean Witter Capital I, Series 2000-Life2
MSDW 2001-FRM                                MSDW (Freehold Raceway Mall Trust), Series 2001-FRM
MSDW 2001-IQ                                 Morgan Stanley Dean Witter Capital I, Series 2001-IQ
MSDW 2001-TOP1                               Morgan Stanley Dean Witter Capital I, Series 2001-Topl
MSDW 2001-TOP3                               Morgan Stanley Dean Witter Capital I, Series 2001-Top3
MSDW 2001-TOP5                               Morgan Stanley Dean Witter Capital I, Series 2001-Top5
MSDW 2002-IQ2                                Morgan Stanley Dean Witter Capital I Trust, Series 2002-IQ2
MSDW 2002-IQ3                                Morgan Stanley Dean Witter Capital I, Series 2002-IQ3
MSDW 2002-TOP7                               Morgan Stanley Dean Witter Capital I, Series 2002-Top7
NATIONSLINK, 1996-1                          NationsLink Funding Corp., Series 1996-1
NMC 1995-M2                                  NationsBanc Mortgage Capital Corp, 1995-M2


(page)


Exhibit II


NOMURA 1996 D-2                              Nomura Asset Securities Corp., 1996 D-2
NOMURA 1996-MD5                              Nomura Asset Securities Corp., 1996-MD V
NOMURA 1997-D4                               Nomura Asset Securities Corp., 1997-D4
OSEC 1995-1                                  Oregon Commercial Mortgage (OSEC), Series 1995-1
PARK 1997-Cl                                 277 Park Avenue Finance Corp., Series 1997-Cl
PM 1996-PML                                  Penn Mutual, Series 1996-PML
PMAC 1996-M1                                 PaineWebber Mortgage Acceptance Corp. IV, Series 1996-Ml
PNC 2000-Cl                                  PNC Mortgage Acceptance Corp., Series 2000-Cl
Public Facility Loan Trust 1998-HUD-04       Public Facility Loan Trust, August 1988
REAL 2004-1                                  Real Estate Asset Liquidity Trust, 2004-1
RJ Mortgage 1993-K-A                         RJ Mortgage 1993-K-A
SB 1999-Cl                                   Salomon Brothers Mortgage Securities VII, Series 1999-Cl
SB 2000-Cl                                   Salomon Brothers Mortgage Securities VII, Series 2000-Cl
                                             Commercial Mortgage Origination Company of Canada, Solar 2001-
Schooner Trust 2001-1                        1
                                             Commercial Mortgage Origination Company of Canada, Solar 2002-
Schooner Trust 2002-1                        1
                                             Commercial Mortgage Origination Company of Canada, Solar 2003-
Schooner Trust 2003-CC1                      CC1
SDG Macerich CMO                             SDG Macerich Funding Limited Partnership, CMO
SL 1997-Cl                                   SL Commercial Mortgage Trust(SUN LIFE), Series 1997-Cl
U-Haul Self Storage 1993-1                   U-Haul 1993-1
Wachovia 2002-C2                             Wachovia Bank Commercial Mortgage Trust, Series 2002-C2
Wachovia 2005-C16                            Wachovia Bank Commercial Mortgage Trust, Series 2005 - C16
Wachovia 2005-C18                            Wachovia Bank Commercial Mortgage Trust, Series 2005 - C18


(page)


Exhibit III


GMAC COMMERCIAL MORTGAGE CORPORATION

MINIMUM SPECIAL SERVICING POLICY


I. DELINQUENCIES

1. Records documenting collections efforts shall be maintained during the period a loan is in default and shall be updated at least monthly for loans in which there has been a change in status. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g. illness or unemployment).


II. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.3 (a)
Wachovia Bank, National Association
8739 Research Drive, URP4
Charlotte, NC 28288-1075

(logo)

WACHOVIA SECURITIES


OFFICER'S CERTIFICATE



Reference is hereby made to that certain Pooling and Servicing Agreement dated as of May 13, 2004, by and among Greenwich Capital Commercial Funding Corp., as Depositor, Wachovia Bank National Association, as Master Servicer, Lennar Partners, Inc., as Special Servicer, LaSalle Bank, N.A., as Trustee and ABN AMRO Bank N.V., as Fiscal Agent, with respect to Commercial Mortgage Pass-Through Certificates, Series 2004-GG1 (the "Agreement"). Capitalized terms used herein not otherwise defined shall have the meanings assigned in the Agreement.

Pursuant to Section 3.13 of this Agreement, Timothy S. Ryan and Clyde M. Alexander, Directors of the Master Servicer, do hereby certify that:

1. A review of the activities of the Master Servicer during the period from January 1, 2005 through December 31, 2005 and of its performance under the Agreement during such period has been made under our supervision; and

2. To the best of our knowledge, based on such review, the Master Servicer has fulfilled all of its material obligations under this Agreement in all material respects throughout the period January 1, 2005 through December 31, 2005; and

3. The Master Servicer has received no notice regarding qualification, or challenging the status, of either REMIC Pool or any Loan REMIC as a REMIC or the Grantor Trust as a "grantor trust" for income tax purposes under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.

IN WITNESS WHEREOF, the undersigned have executed this Certificate as of the 9th day of March 2006.


/s/ Timothy S. Ryan
Timothy S. Ryan, Managing Director
Wachovia Bank National Association

/s/ Clyde M. Alexander
Clyde M. Alexander, Director
Wachovia Bank National Association





  EX-99.3 (b)
ANNUAL PERFORMANCE CERTIFICATION
OF
LNR PARTNERS, INC

Pooling and Servicing Agreement dated as of May 13, 2004 (the "Agreement"), by and among Greenwich Capital Commercial Funding Corp., as Depositor, Wachovia Bank, National Association, as Master Servicer, LaSalle Bank, National Association, as Trustee, ABN AMRO Bank N.V., as Fiscal Agent, and
LNR Partners, Inc., as Special Servicer
(GCCFC 2004-GGI)


The undersigned, Susan K. Chapman, as Vice President of LNR Partners, INC., a Florida Corporation (the "Company"), in accordance with Section 3.14 of the Agreement, hereby certifies on behalf of the Company that (i) a review of the activities of the Company during the preceding calendar year ended December 31, 2005 and, in particular, of its performance under this Agreement, has been made under such officer's supervision, (ii) to the best of such officer's knowledge, based on such review, the Company has fulfilled all of its material obligations under this Agreement in all material respects and there has been no default known to such officer throughout such preceding calendar year or portion thereof ended December 31, 2005 and (iii) the Company has received no notice regarding the qualification, or challenging the status, of either REMIC Pool or any Loan REMIC as a REMIC or the Grantor Trust as a "grantor trust", from the IRS or any other governmental agency or body.

IN WITNESS WHEREOF, the undersigned has executed and delivered this Certificate as of the 1st day of March, 2006.



/s/Susan K. Chapman
Susan K. Chapman
Vice President
LNR Partners, Inc.





  EX-99.3 (c)
(logo) GMAC
Commercial Mortgage
550 California Street, 12th Floor
San Francisco, CA 94104
Tel. 415-835-9200
Fax  415-391-2949


Morgan Stanley Capital I Inc.
Series 2005-HQ5
Annual Statement as to Compliance
For Period of March 01, 2005 through December 31, 2005



Pursuant to section 9.18 of the Pooling and Servicing Agreement, I attest that:

(i.) A review of the activities of GMAC Commercial Mortgage as Special Servicer during the period, and of its performance under this Agreement, has been made under my supervision.

(ii.) To the best of my knowledge, based on such review, GMAC Commercial
      Mortgage as Special Servicer, has fulfilled in all material respects its obligations under this Agreement throughout the period. However, during the period of March 01, 2005 through December 31, 2005, GMAC Commercial Mortgage as Special Servicer did not service any Specially Serviced Mortgaged Loans.

(iii) GMAC Commercial Mortgage as Special Servicer has received no notice regarding qualifications, or challenging the status, of the Trust Fund as a REMIC or of the Grantor Trust as a "grantor trust" under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.


BY: /s/ Michele Heisler    Date: 03/13/2006
    Michele Heisler
    Vice President, GMAC Commercial Mortgage Corporation





  EX-99.3 (d)
(logo) GMAC
Commercial Mortgage


Annual Statement as to Compliance
For the Year Ended December 31, 2005


GMAC Commercial Mortgage Securities, Inc
Series GMACCM 2004-C3


Pursuant to Section 3.13 of the Pooling and Servicing Agreement governing the referenced transaction, I hereby attest that:

i. A review of the activities of GMAC Commercial Mortgage Corporation as Master Servicer during the period, and of its performance under this Pooling and Servicing Agreement, has been made under my supervision.

ii. To the best of my knowledge, based on such review, GMAC Commercial Mortgage Corporation as Master Servicer, has fulfilled in all material respects its obligations under this Pooling and Servicing Agreement throughout the period.

GMAC COMMERCIAL MORTGAGE CORPORATION


/s/ Mark E. McCool

By:    Mark E. McCool
Title: Senior Vice President
Date:  March 13, 2006


200 Witmer Road * P.O. Box 1015 * Horsham, PA 19044-8015





  EX-99.3 (e)
(logo) GMAC
Commercial Mortgage
550 California Street, 12th Floor
San Francisco, CA 94104
Tel. 415-835-9200
Fax  415-391-2949


GMAC Commercial Mortgage Securities, Inc.
Series 2004-C3
Annual Statement as to Compliance
For Period of December 1 through December 31, 2005


Pursuant to section 3.13 of the Pooling and Servicing Agreement, I attest that:

(i.) A review of the activities of GMAC Commercial Mortgage as Special Servicer during the period, and of its performance under this Agreement, has been made under my supervision.

(ii.) To the best of my knowledge, based on such review, GMAC Commercial Mortgage as Special Servicer, has fulfilled in all material respects its obligations under this Agreement throughout the period. However, during this period, GMAC Commercial Mortgage as Special Servicer did not service any Specially Serviced Mortgaged Loans.

(iii.)

(iv.) GMAC Commercial Mortgage as Special Servicer has received no notice regarding qualifications, or challenging the status, of the Trust Fund as a REMIC or of the Grantor Trust as a "grantor trust" under the Grantor Trust Provisions from the Internal Revenue Service or any other governmental agency or body.



BY : /s/ Michele Heisler      Date: 3/14/06
     Michele Heisler
     Vice President, GMAC Commercial Mortgage Corporation





  EX-99.3 (f)
(logo) MIDLANDLOANSERVICES

03/08/2006

Ms. Nikora Groomes
Wells Fargo Bank, N.A.
Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD
USA          21045-1951

Via UPS
(410) 884-2020


Morgan Stanley Capital I, Inc., Commercial Mortgage Pass-Through Certificates, Series 2005-HQ5
Pooling and Servicing Agreement

OFFICER'S CERTIFICATE


Pursuant to the requirements of that certain Pooling and Servicing Agreement governing the referenced Trust (the "PSA"), it is hereby certified that (i) the undersigned has completed a review of the servicer's performance of its obligations under the PSA for the preceding calendar year; (ii) to the best of the undersigned's knowledge on the basis of that review the servicer has fulfilled all of its obligations under the PSA throughout such period in all material respects; (iii) to the best of the undersigned's knowledge, the subservicer, of the servicer under the PSA, if any, has fulfilled its obligations under its sub-servicing agreement in all material respects; and,
(iv) no notice has been received from any governmental agency or body which would indicate a challenge or question as to the status of the Trust's qualification as a REMIC under the U.S. Code.


/s/ Steven W. Smith
Steven W. Smith
Executive Vice President

3/8/06
Date


A member of The PNC Financial Services Group

10851 Mastin P.O. Box 25965 Shawnee Mission Kansas 66225-5965

www.midlandls.com 913 253 9000 T   913 253 9001 F

(page)

(logo)


cc:

Attn: CMBS Surveillance
Fitch, Inc.
One State Street Plaza, 31st Floor
New York, NY 10004-0000

Mr. Andrew Berman
Morgan Stanley Capital I Inc.
1585 Broadway
New York, NY 10036-0000

Attn: CMBS Surveillance
Standard & Poor's Ratings Services
55 Water Street, 41st Floor
New York, NY 10041-0000





  EX-99.3 (g)
(logo)WELLS
      FARGO


Commercial Mortgage
Servicing
MAC AO 357-030
P.O. Box 4036, Concord, CA 94524
1320 Willow Pass Rd., Suite 300
Concord, CA
800 986-9711


ANNUAL STATEMENT AS TO COMPLIANCE
OFFICER'S CERTIFICATE


RE: Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2004-HQ4.


In accordance with Section 8.12 of the the Pooling and Servicing Agreement, dated as of October 1, 2004 (the "Pooling and Servicing Agreement"), among Morgan Stanley Capital I, Inc., as depositor (the "Depositor"), Wells Fargo Bank, National Association, as master servicer (the "Master Servicer"), GMAC Commercial Mortgage Corporation, as special servicer (the "Special Servicer"), LaSalle Bank National Association, as trustee (the "Trustee"), Wells Fargo Bank, National Association, as paying agent and certificate registrar (the "Paying Agent" and "Certificate Registrar"), and ABN AMRO Bank N.V., as fiscal agent (the "Fiscal Agent") and the related Lead Servicing Agreements naming Wells Fargo Bank, National Association as "Lead Servicer" for the Wells REF Portfolio Loans, I as authorized agent of the Master Servicer certify that (A) a review of the activities of the Lead Servicer during the preceding calendar year or portion thereof and of the performance of the Lead Servicer under this Agreement has been made under such officer's supervision and (B) to the best of such officer's knowledge, based on such review, the Lead Servicer has fulfilled all its obligations under this Agreement in all material respects throughout such year.


Wells Fargo Bank, National Association
"Master Servicer"


/s/ Margaret Gremore

Margaret Gremore
Vice President
Wells Fargo Bank, National Association
Commercial Mortgage





  EX-99.3 (h)
(logo) GMAC
Commercial Mortgage
550 California Street, 12th Floor
San Francisco, CA 94104
Tel. 415-835-9200
Fax  415-391-2949


Morgan Stanley Capital I, Inc.
Series 2004-HQ4
Annual Statement as to Compliance
For Period of January 1 through December 31, 2005


Pursuant to section 9.18 of the Pooling and Servicing Agreement, I attest that:

(A) A review of the activities of GMAC Commercial Mortgage as Special Servicer during the period, and of its performance under this Agreement, has been made under my supervision.

(i.) (B) To the best of my knowledge, based on such review, GMAC Commercial
     Mortgage as Special Servicer, has fulfilled all its obligations under this Agreement in all material respects throughout the period.


BY: /s/ Michele Heisler   Date: 3/14/06
    Servicing Officer,
    GMAC Commercial Mortgage Corporation





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                            3,993,410.63          7,142,101.01                 0.00             113,857,898.99
   A-2                            5,803,260.75                  0.00                 0.00             160,900,000.00
   A-3                            5,985,868.50                  0.00                 0.00             159,400,000.00
   A-4                           27,568,127.52                  0.00                 0.00             711,252,000.00
   A-AB                           2,508,426.00                  0.00                 0.00              66,400,000.00
   A-J                            4,417,905.15                  0.00                 0.00             112,372,000.00
   B                              1,204,941.96                  0.00                 0.00              30,474,000.00
   C                                757,364.22                  0.00                 0.00              19,046,000.00
   D                                609,784.74                  0.00                 0.00              15,237,000.00
   E                                691,382.25                  0.00                 0.00              17,141,000.00
   F                                631,378.84                  0.00                 0.00              15,237,000.00
   G                                638,235.49                  0.00                 0.00              15,237,000.00
   H                                558,482.22                  0.00                 0.00              13,333,000.00
   J                                877,537.13                  0.00                 0.00              20,950,000.00
   K                                214,832.16                  0.00                 0.00               5,714,000.00
   L                                214,832.14                  0.00                 0.00               5,714,000.00
   M                                214,832.16                  0.00                 0.00               5,714,000.00
   N                                143,208.90                  0.00                 0.00               3,809,000.00
   O                                 71,623.26                  0.00                 0.00               1,905,000.00
   P                                143,208.90                  0.00                 0.00               3,809,000.00
   Q                                714,832.62                  0.00                 0.00              19,046,515.20
   R-EA                                   0.00                  0.00                 0.00                       0.00
   R-I                                    0.00                  0.00                 0.00                       0.00
   R-II                                   0.00                  0.00                 0.00                       0.00
   R-III                                  0.00                  0.00                 0.00                       0.00
   S                                      0.00                  0.00                 0.00                       0.00
   X-1                              490,684.23                  0.00                 0.00           1,516,548,414.19
   X-2                            5,237,170.13                  0.00                 0.00           1,486,416,000.00